Form 10-K405
period 1998-12-31
PLD CAPITAL ASSET US INC
filed 1999-08-30
CIK 1094037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                        TO

                       COMMISSION FILE NUMBER 333-5396-06

                         PLD CAPITAL ASSET (U.S.) INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3996647
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

            505 PARK AVENUE, 21ST FLOOR                                    10022
                   NEW YORK, NY                                         (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 527-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       NONE                                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this annual report on Form 10-K. [X]

     As of August 9, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $0. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the Common Stock of the Company.

     As of August 9, 1999, there were 1,000 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PLD CAPITAL ASSET (U.S.) INC.

        FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   23

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   25
Item 13.  Certain Relationships and Related Transactions..............   25

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Forms
          8-K.........................................................   25

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     PLD Capital Asset (U.S.) Inc. (the "Company") is a wholly owned subsidiary of PLD Telekom Inc. ("PLD"). The Company was formed to purchase and resell or lease telecommunications equipment to other subsidiaries of PLD.

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), solely because of the guarantees it has issued in respect of PLD's outstanding 14% Senior Discount Notes due 2004 (the "Senior Notes") and 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes"). Upon the completion of PLD's merger with Metromedia International Group, Inc. described below under "PLD Telekom Inc.", the Company's guarantees will be terminated and it will cease to be subject to the periodic reporting requirements of the Exchange Act.

PLD TELEKOM INC.

     PLD, through its operating subsidiaries, is a major provider of local, long distance and international telecommunications services in the Russian Federation, Kazakhstan and Belarus. PLD's five principal operating businesses are: (i) PeterStar Company Limited ("PeterStar"), which provides integrated local, long distance and international telecommunications services in St. Petersburg through a fully digital fiber optic network; (ii) Technocom Limited ("Technocom"), which, through Teleport-TP, provides dedicated international telecommunications services to Russian and foreign businesses in Moscow and operates a satellite-based pan-Russian long distance network; (iii) Baltic Communications Limited, ("BCL"), which provides dedicated international telecommunications services in St. Petersburg, Russia; (iv) ALTEL (known until May 1998 as BECET International), which provides national cellular service in Kazakhstan; and (v) Belarus-Netherlands Belcel Joint Venture ("BELCEL"), which provides the only national cellular service in Belarus. In addition, PLD is developing a portfolio of international long distance products and services, under the name "PLDncompass", targeted at carriers and corporate customers in the United States, the United Kingdom and Europe which require telecommunications services to and from the countries of the former Soviet Union. PLD's Common Stock is traded on the Nasdaq National Market under the symbol "PLDI" and the Toronto Stock Exchange under the symbol "PLD".

     In August 1998, News America Incorporated, through an affiliate ("News"), acquired a 38% stake in PLD in a series of transactions with PLD and Cable and Wireless plc ("Cable & Wireless"). Prior to the completion of these transactions, Cable & Wireless had been, since 1994, PLD's principal shareholder. As part of these transactions, PLD acquired an additional 11% interest in PeterStar and its 50% interest in BELCEL.

     On May 18, 1999, PLD entered into an agreement (the "Merger Agreement") with Metromedia International Group, Inc. ("MMG") pursuant to which PLD would merge with Moscow Communications, Inc., a newly formed, wholly owned subsidiary of MMG. Upon consummation of the merger (the "Merger"), PLD will become a wholly owned subsidiary of MMG, and the holders of shares of Common Stock of PLD will receive shares of MMG on the basis of an exchange ratio specified in the Merger Agreement.

     In connection with the Merger, PLD's existing Senior Notes and Convertible Notes, which are currently guaranteed by the Company, will be exchanged for senior indebtedness of MMG and the Company's guarantees will be terminated. The new MMG notes will not be guaranteed by the Company or any other subsidiary of PLD.

     MMG is a global communications company engaged in the development and operation of a variety of communications businesses, including cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting, in Eastern Europe, the former Soviet Union, China and other selected emerging markets. Its common stock is listed on the American and Pacific Stock Exchanges, under the symbol MMG.

RECENT DEVELOPMENTS

  RUSSIAN ECONOMIC AND POLITICAL TURMOIL

     During 1998 there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997. These developments were accompanied by a substantial decline in the Russian stock market. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian Rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the Rouble dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing to a major devaluation of the Rouble. The latter part of 1998 and the first half of 1999 saw further declines in the value of the Rouble and this process is expected to continue.

     Also in August 1998 the Russian government announced a 90-day moratorium on debt repayments. This moratorium caused considerable difficulties for Russian banks and businesses with hard currency obligations, as well as significantly impairing the ability of such banks and businesses, as well as the Russian government itself, to access the Western capital markets. The difficulties experienced by the Russian banks in turn caused difficulties for their customers, as bank transfers and deposits were frozen in many cases. The Russian government itself has effectively defaulted on substantial amounts of its debt, and is engaged in negotiations with Western banks and institutions (which reach back several months) to restructure this indebtedness. Continuation of these conditions for any significant period of time could have serious long-term effects on the Russian economy. At the present time, it is impossible to predict whether or when any resolution of these problems is likely.

     In August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by Yevgeny Primakov. The Primakov government did not propose a plan to address Russia's economic and financial difficulties, one result of which was to cause the International Monetary Fund to delay further assistance to the Russian government. In 1999, further political upheavals occurred, as President Boris Yeltsin first dismissed the Primakov government in May 1999 and selected Sergei Stepashin as the new Prime Minister, and then in turn replaced him with Vladimir Putin in August 1999. It is too soon to predict what policies will be adopted by the new Putin government. These frequent governmental reshufflings create increased uncertainty about the future political situation in Russia, which in turn creates additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system. See "Risk Factors -- Country
Risks -- Russian Economic and Political Turmoil."

  TRAVELERS FINANCING

     In November 1997 PLD issued $12.32 million in 12% Series A secured revolving credit notes (the "Series A Notes") and $3.1 million in 12% Series B revolving credit notes (the "Series B Notes" and, together with the Series A Notes, the "Revolving Credit Notes") to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") pursuant to a Revolving Credit Note and Warrant Agreement dated November 26, 1997 between PLD and the Travelers Parties (the "Travelers Agreement"). Both the Series A and the Series B Notes are secured by PLD's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 ordinary shares of Technocom. The Revolving Credit Notes are guaranteed by BCL and Wireless Technology Corporations Limited ("WTC"), an indirect wholly owned subsidiary of PLD, through which it holds its interest in ALTEL. In addition, News, which owns 38% of PLD's outstanding shares of common stock, has guaranteed up to $3.1 million of the amounts due under the Revolving Credit Notes (the "News Guarantee").

     PLD has made required amortization payments on the Series B Notes totalling $2.0 million. Currently a total of $13.42 million is due under the Revolving Credit Notes. The Travelers Parties have given PLD a series of payment deferrals with respect to amounts due under the Revolving Credit Notes, the last of which was given in connection with the Merger Agreement and defers payment until the Merger is consummated or terminated.

     In the event that the Merger is consummated: (1) the News Guarantee will be released; (2) the amount due to the Travelers Parties will be paid as to $8.5 million on the date the Merger is consummated, and as to the remainder in August 2000, together with interest at an annual rate of 10.5%; (3) the amount due to the Travelers Parties will be guaranteed by PLD Holdings Limited, a wholly owned subsidiary of PLD through which PLD holds 11% of its total 71% interest in PeterStar, and by MMG; and (4) the Travelers Agreement will be amended and restated to reflect the foregoing. The Travelers Parties will continue to be paid interest monthly on the same basis as before until the consummation of the Merger, and thereafter on the basis set forth above. All existing security for the Revolving Credit Notes will remain in place until and following the consummation of the Merger, as will the existing guarantees given by the BCL and WTC. The security and guarantees will be terminated once PLD has repaid all of its indebtedness to the Travelers Parties, which is expected to occur in August 2000. The Travelers Parties have agreed not to exercise certain rights which they have under the Travelers Agreement pending the consummation of the Merger.

     While agreements have been reached with substantially all of the holders of the Senior Notes and the Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them. PLD's failure to make payment in full to the Travelers Parties could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes.

     Any such events could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     Please also refer to "Risk Factors -- Risks Involving the
Company -- Guarantee of PLD Debt" for the issues that the Company will face if the Merger is not consummated.

  THE SENIOR AND CONVERTIBLE NOTES

     In June 1996, PLD issued the following securities to a limited number of U.S. institutional investors (the "June 1996 Placement"): (i) $123,000,000 aggregate principal amount at maturity of Senior Notes; (ii) 123,000 warrants (the "Placement Warrants") to purchase an aggregate of 4,182,000 shares of Common Stock (the "Placement Warrant Shares"); and (iii) $26,500,000 aggregate principal amount of Convertible Notes. The Senior Notes and the Placement Warrants were initially issued as units (the "Units") and the Placement Warrants became separable from the Senior Notes on December 10, 1996.

     Pursuant to the Indentures governing the Senior Notes and the Convertible Notes $46 million of the proceeds from the June 1996 Placement were placed in two escrow accounts. Up to $37 million of this amount could be used to purchase telecommunications equipment which would then be leased to operating subsidiaries of PLD. The operating subsidiaries were required to be located in Russia or Kazakhstan. The purchaser and lessor of the equipment was required to be a special purpose, "bankruptcy remote", wholly owned subsidiary of PLD which was incorporated in Cyprus. All funds received under leases to operating subsidiaries were required to be re-deposited in the escrow account, and could be re-used thereafter for additional equipment purchases. The special purpose subsidiary was required to guarantee PLD's obligations under the Senior and Convertible Notes, and all of its leases were required to be assigned to The Bank of New York, as trustee under the Indentures, as collateral for its guarantee.

     In March 1998, PLD commenced a consent solicitation (the "Consent Solicitation") directed at the holders of the Senior Notes and the Convertible Notes requesting their consent to certain amendments to the Indentures governing such Notes, intended to give PLD more flexibility in conducting its business and also to clarify certain provisions of those Indentures. Included among these amendments were provisions which would permit the funds in escrow to be used to purchase equipment which would then be sold on an installment sale basis to PLD's operating subsidiaries, as an alternative to leasing. In addition, the amendments permitted the special purpose subsidiaries which would sell or lease equipment to the operating subsidiaries to be incorporated in the U.S. as well as in Cyprus. The amendments required that all equipment sold on an installment sale basis be pledged to secure such installment sale obligations, and that such pledge and the installment sales contracts be assigned to The Bank of New York, as trustee under the Indentures, as collateral for the special purpose subsidiaries' guarantees of PLD's obligations under the Senior and Convertible Notes.

     The amendments were approved by the requisite number of holders of the Notes and, following this, the Company was formed as an additional special purpose subsidiary. Thereafter, The Bank of New York, as trustee under the Indentures, PLD and certain other parties executed a supplemental indenture, dated March 20, 1998, bringing the amendments to the Indentures and certain related documents into effect. In addition, PLD issued a total of 123,000 five-year warrants to purchase 1.8 shares of PLD Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year warrants to purchase 2 shares of PLD Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all of these warrants are exercised, PLD will issue a total of 266,800 shares of Common Stock.

     Unless the context clearly requires otherwise, references to the "Senior Notes" and the "Convertible Notes" shall refer to such securities as so amended pursuant to the Consent Solicitation, and references to the "Senior Note Indenture", the "Convertible Note Indenture" and the "Indentures" shall refer to such indentures, as so amended pursuant to the Consent Solicitation.

     On July 30, 1998, the Securities and Exchange Commission declared effective registration statements relating to: (i) an exchange offer (the "Exchange Offer") pursuant to which the outstanding Senior Notes (the "Outstanding Senior Notes") would be exchanged for identical Senior Notes which had been registered under the Securities Act of 1933 (the "Exchange Notes"); (ii) the resale by the holders thereof of the Convertible Notes and the shares of Common Stock issuable upon the conversion thereof; and (iii) the resale by the holders thereof of the Placement Warrants and the Placement Warrant Shares. As a result of the effectiveness of the registration statement relating to the Convertible Notes and the Common Stock issuable upon conversion thereof, Special Interest (as defined in the Indentures) ceased to be payable with respect to the Convertible Notes on July 30, 1998.

     The Exchange Offer with respect to the Senior Notes commenced on August 28, 1998 and was completed at the close of business on October 9, 1998, with the holders of 100% of the Outstanding Senior Notes tendering such Notes for Exchange Notes. Upon completion of the Exchange Offer, the Exchange Notes were issued in exchange for such Outstanding Senior Notes, in the form of a global Exchange Note held through the facilities of the Depository Trust Company. As a result of the completion of the Exchange Offer, Special Interest ceased to be payable with respect to the Senior Notes on October 9, 1998.

     In connection with the Merger, PLD's Senior and Convertible Notes, which are currently guaranteed by the Company, will be exchanged for senior indebtedness of MMG and the Company's guarantees will be terminated. The new MMG notes will not be guaranteed by the Company or any other subsidiary of PLD.

     Please also refer to "Risk Factors -- Risks Involving the
Company -- Guarantee of PLD Debt" for the issues that the Company will face if the Merger is not consummated.

  INCREASED INTEREST RATE ON INDEBTEDNESS

     Under the terms of the Senior Notes and the Revolving Credit Notes, the interest rate payable increased if PLD had not raised $20.0 million in additional equity by May 31, 1998. PLD did not complete such an equity offering by such date and accordingly the interest rate on the Senior Notes increased from 14% to 14.5% per annum, and the interest rate on the Revolving Credit Notes increased from 12% to 15% per annum, in each case effective June 1, 1998. Such rates revert to their former levels once the equity offering has been completed. Interest due on the Senior Notes (at 14.5% per annum) accreted until December 1, 1998, and thereafter is payable in cash, semi-annually, on each June 1 and December 1 thereafter. In connection with the Merger, the holders of substantially all of the Senior Notes and the Convertible Notes have agreed to defer until the date of closing of the Merger the payment of interest on such Notes coming due during the period between the signing of the Merger Agreement and related documents and the date of closing of the Merger or termination of the Merger Agreement.

TELECOMMUNICATIONS IN THE FORMER SOVIET UNION

     In the Soviet era, telecommunications in the Russian Federation and other republics of the former Soviet Union were government owned and designed principally to serve the defense and security needs of the state. The telephone network itself was highly centralized, reflecting the centralized nature of the Soviet economy. Telephonic links were directed towards the center of the network while neglecting inter-regional links. As a result, the ability to direct calls between regions without going through the center remains limited, which in turn has been a major constraint on economic growth in regional markets. Being committed to a "hub and spoke" network, the former Soviet Union never developed a trunk "backbone" capable of providing network expansion on a nationwide basis.

     Consistent with a political philosophy which limited access to the world outside the former Soviet Union, all international calls originating in the former Soviet Union until 1992 were routed through a single international exchange in Moscow which had a capacity of only 3,200 circuits. Due to the inadequacies of the public network, as well as to ensure secrecy, many individual ministries and security organizations, including the Communist Party itself, established their own private nationwide networks. These private networks absorbed a substantial amount of the relatively limited resources available for investment in telecommunications. At the same time, these networks currently present an opportunity for the development of a national network apart from the existing public network.

     With the break-up of the Soviet Union and the liberalization of the economies of its former republics, the demand for telecommunications services increased significantly. However, the governments of the countries of the former Soviet Union did not have the significant capital necessary for the development of the telecommunications infrastructure. As a result, they have actively encouraged market liberalization, privatization and foreign investment in the telecommunications sector. This has resulted in significant development in the areas of fixed wire overlay systems, private networks and cellular and data services. They have also made their own efforts to develop a basic telecommunications infrastructure, but lack of capital, exacerbated by recent difficult economic conditions, has made progress towards this goal slow.

  TELECOMMUNICATIONS IN THE RUSSIAN FEDERATION

     The Russian telecommunications sector has experienced substantial difficulty in meeting the rapidly growing demand for telecommunications services in the Russian Federation. At the local level, there has been a significant growth in joint ventures providing discrete telecommunications services, such as international access and cellular service. While the bulk of this activity has been in Moscow and St. Petersburg, it has occurred in other regions as well. This trend has been encouraged by the Russian government which has issued over 10,000 licenses through the Ministry of Communications of the Russian Federation (the "Former MOC") (which as of March 17, 1997 has been replaced by the Russian Federal Committee on Telecommunications and Informatics (the "RFCTI")) to these new service providers. Most joint ventures involve a Russian and a foreign partner. Many of these joint ventures have remained moribund; however, where they have commenced operations, there has been an immediate improvement in telecommunications services in the targeted areas. Since much of the marketing activity has been aimed at the business community, the benefits of these improvements have not been (and for the foreseeable future are not likely to be) widely felt by residential customers, particularly those outside major metropolitan areas.

     When the Former MOC was reorganized in 1991, the Russian government decided to convert each regional telephone center into a separate, privatized company with the government maintaining the controlling interest in the company. There are 89 of these regional telephone companies. The government's interests in most of these companies are now held through Sviazinvest.

     The national and international long distance market in the Russian Federation is dominated by Rostelecom, a formerly state-owned enterprise which has been privatized, but in which the Russian government continues to hold a 38% equity and 51% voting interest through Sviazinvest. Until 1991, Rostelecom was the monopoly provider of national and international long distance service. Since then, the Former MOC has issued licenses to approximately twenty other providers of international services. Rostelecom itself has entered into a number of joint ventures to develop its network and services, including through its participation in Teleport-TP.

     Sviazinvest, which was originally 100% owned by the Russian State Property Committee (now the Ministry of State Property), is a holding company for the Russian government's interests in the local and regional telephone companies across the Russian Federation. In general, Sviazinvest has a portfolio that comprises holdings of 35% of the equity interest and 51% of the voting interests, with a number of notable exceptions, in these telephone companies. Sviazinvest is represented on the board of directors of each of these companies, but does not participate in the day-to-day management of the operations.

     In 1997, it was reported that, notwithstanding previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus two shares. The schedule for the sale of the second stake has been delayed following the August 1998 financial crisis, and the structure of any such sale (including whether foreign participation will be permitted) has not been announced. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. Prior to the August 1998 crisis, Sviazinvest had announced plans to raise $400 million through a Eurobond offering in 1998, but that offering was also delayed as a result of the Russian financial crisis. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auction of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     The provision of telecommunications services is currently regulated by the Law on Telecommunications which came into effect on February 22, 1995 (the "Telecommunications Law"). While the Former MOC had significant regulatory powers prior to the passage of the Telecommunications Law, principally through the issuance of new licenses, telecommunications had traditionally been viewed as the province of the military and security services. The Telecommunications Law placed control of the Russian telecommunications network (except for the networks of the government, military and security forces) in the hands of a civilian regulatory authority. Under the Telecommunications Law, the Former MOC was, and now the RFCTI is, charged with the responsibility of coordinating the development of telecommunications in the Russian Federation and regulating the provision of services. Specifically, the Former MOC was and now the RFCTI is, given authority to issue telecommunications licenses, allocate frequencies and certify equipment for use in Russia. The Telecommunications Law also establishes a number of important principles in the telecommunications area, including the guarantee of equal access for all providers of telecommunications services and safeguards for private business activity in the telecommunications sector. The Telecommunications Law extends these principles to foreign companies and individuals, thereby recognizing the need to encourage foreign participation in the development of the Russian telecommunications sector.

     The Federal Committee for Regulating Natural Monopolies in Telecommunications (now under the government of the Russian Federation) has been empowered to regulate international and, since mid-1997, domestic long distance tariffs, together with interconnect fees for public operators in the Russian Federation. In addition, this Committee has the authority to establish the framework for local fees and tariffs which, in the future, will be regulated by newly-established Regional Committees for Regulating Natural Monopolies. At the current time, regional governments set and regulate local tariffs, and it is currently uncertain as to how, and when, local tariff regulation will be transferred to the Regional Committees. While the Company's businesses are not public operators and will therefore not be directly affected by any tariff regulation imposed by the Federal or Regional Committees, their own pricing policies are inevitably influenced by the tariffs charged by public operators.

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC (with the exception of tariff regulation), it is not yet clear whether it will in fact continue to operate in the same manner, and wield the same influence as the Former MOC. In particular, it is not clear whether the RFCTI will be able to control the actions of local governmental and other regulatory authorities who may endeavor to impose their own informal licensing and other regulatory requirements or conditions on operators. In addition, in the area of tariff regulation, it is not yet clear how the various Committees will interact with the regional governments, and the regional governments may continue to seek to regulate tariffs in their regions. See "Risk Factors -- Risks Involving the Company -- Regulatory Uncertainties."

PLD CAPITAL ASSET (U.S.) INC.

     The Company was incorporated in Delaware in March 1998 to act as a special purpose, "bankruptcy remote" subsidiary of PLD, as contemplated under the terms of the Indentures governing PLD's Senior Notes and Convertible Notes, to use funds in the two escrow accounts established under the Indentures to acquire telecommunications equipment from the manufacturers thereof and resell or lease such equipment to the operating subsidiaries of PLD in Russia and Kazakhstan. All funds received from the operating businesses under such resales or leases are required to be re-deposited in the escrow accounts, and may thereafter be re-used for additional equipment purchases. The Company has guaranteed PLD's obligations under the Senior and Convertible Notes. Any leases and installment sales contracts entered into by it, and any pledges of equipment given to secure the purchaser's obligations under installment sales contracts, are required to be assigned to The Bank of New York, as trustee under the Indentures, as collateral for its guarantee.

     In 1998 the Company assumed all of the rights and obligations of PLD Asset Leasing Limited ("PLDAL"), which was a similar special purpose subsidiary of PLD incorporated in Cyprus, under a lease of equipment entered into in 1996 with PeterStar. Immediately prior to such assumption, PLDAL and PeterStar converted the lease into an installment sale.

     The Company has entered into additional equipment purchases and resales with PeterStar, and also with Technocom and Teleport-TP, additional operating subsidiaries of PLD. Equipment has been purchased from a number of major suppliers, including Ericsson in Sweden, ECI Telecom and Tadiran Telecommunications in Israel, Siemens in Germany, Nokia in Finland and Lucent Technologies in the U.S.

     Although each transaction differs from the others to some degree, typically the Company pays the manufacturer for the equipment purchased on the manufacturer's standard terms, which usually require a 15-20% downpayment on placement of the order, the bulk of the purchase price being paid prior to or upon delivery, with the balance being payable upon installation and acceptance of the equipment.

     The Company's arrangements with the operating subsidiaries to which it re-sells the equipment generally call for the Company to pay for the cost of delivery to the operating subsidiary (to the extent not included in the manufacturer's price), and also to pay for the costs of importation, such as customs duties, import value added taxes, etc. The price at which the equipment is resold by the Company to the operating subsidiary is the sum of the price paid to the manufacturer, plus any additional items paid by the Company, plus a financing charge (the "Resale Price"). Typically, the Resale Price is payable in semi-annual installments over a three-to five-year period, with the first installment falling due 3-6 months following installation of the equipment.

     In all cases the Company takes a pledge of the equipment as security for the payment of the Resale Price.

     As of December 31, 1998, the Company had entered into purchase contracts with various manufacturers of telecommunications equipment with a total value of $15.4 million, of which $4.0 million remained unpaid. In relation to this equipment, the Company had concluded resale arrangements with PeterStar with a total value of $13.0 million and had commenced receipt of instalment payments on such contracts following delivery and acceptance of the relevant equipment by PeterStar. As of December 31, 1998, the Company had also finalized further resale contracts with Technocom and Teleport-TP with a total value of $5.6 million, with receipt of instalment payments scheduled to commence in 1999 upon final certification and acceptance of the equipment. Additional resale arrangements with BCL and Teleport-TP in relation to equipment purchased by the Company from the manufacturers for $2.3 million (of the $15.4 million total), of which $2.1 million remained unpaid, and which has yet to be delivered, are being finalized. The Company expects that these resale arrangements will be on terms similar to those for the resale arrangements already in place with the operating businesses.

     The Company generated net income for the year ended December 31, 1998 of $566,000 on revenues of $813,000.

     All of the Company's transactions to date have been with PLD operating subsidiaries in Russia. Because ALTEL, PLD's only operating subsidiary in Kazakhstan, has been in a position, and appears to be likely to be in a position for the foreseeable future, to fund its own equipment purchases, the Company believes that it is highly unlikely that it will ever enter into a transaction involving Kazakhstan.
                           -------------------------

     The Company, a Delaware corporation, was incorporated in March 1998.

     The Company's executive offices are located at 505 Park Avenue, 21st Floor, New York, New York, 10022 (telephone number (212) 527-3800).

     As of December 31, 1998, the Company had no employees.

RISK FACTORS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the operations of the Company and its affiliates, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in Russia, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference. Furthermore, this document constitutes a Year 2000 Readiness Disclosure Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

  COUNTRY RISKS

     General. The PLD operating subsidiaries in the Russian Federation with which the Company does business face significant political, economic, currency, legal and social risks. For example, a report released February 20, 1997 by the United States Embassy in Moscow on the commercial environment in the Russian Federation listed the following general difficulties affecting trade and investment in the Russian Federation, some or all of which could affect the ability of the Company to conduct or realize income from its business:

     -  ownership disputes
     -  high taxes, and a frequently changing tax regime
     -  high operating costs
     -  lack of systematic and accessible credit information
     -  corruption and commercial crime
     -  financial illiquidity of many firms
     -  changing requirements from regulatory bodies
     -  lack of market information
     -  an infant commercial legal framework
     -  cultural and language differences
     -  infrastructure problems
     -  payments, arrears and frozen accounts
     -  frequent changes in governmental personnel

     Political Risks. Since the breakup of the Soviet Union, the political situation in the Russian Federation has been characterized by uncertainty and instability.

     There have been significant tensions between the executive and legislative branches of the government and efforts by the regions and autonomous republics of the Russian Federation to gain a greater degree of independence (the most dramatic example of which was the conflict in Chechnya). Lack of consensus between local and regional authorities and the federal government often results in the enactment of conflicting legislation at various levels and may result in political instability. This lack of consensus may have negative economic effects on the Company, which could be material to its operations.

     In addition, Communist and nationalist parties wield strong influence in the lower house of Parliament (the Duma) and have made gains in regional governorships which could result in a slow down or reversal of the development of a free market economy.

     During the transformation to a market-oriented economy in the Russian Federation, legislation has been enacted to protect property against expropriation and nationalization. However, a resurgence in nationalism could result in pressures for the reduction or even elimination of non-Russian ownership of Russian businesses, and there can be no assurance that such recently enacted protections would be enforced in the event of an attempted expropriation or nationalization. Legislation to restrict foreign ownership in the telecommunications industry is introduced from time to time and, while not expected to become law, is symptomatic of these increasingly nationalistic attitudes.

     There is also significant instability in the executive branch. Boris Yeltsin, President of the Russian Federation, has been unable because of ill-health to carry out the many and significant responsibilities of that office. Instead, he has increasingly delegated his responsibilities to ministerial appointees, while at the same time endeavoring to retain, and demonstrate, his continuing constitutional powers by making frequent changes in his appointments. All of this has served to create significant uncertainty, not only as to the policies his government will pursue, but also as to whether the government is likely to take any action to deal with the many significant problems which the Russian Federation faces.

     Additionally, he has announced that he will not run for re-election in 2000, which has set off a race between a number of candidates anxious to succeed him. The efforts of these other candidates to be elected as President, and the resulting change in leadership at that time, could result in additional political instability and also substantial changes in government policies. Any such matters could have a material adverse effect on the Company.

     Russian Economic and Political Turmoil. During 1998 there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997. These developments were accompanied by a substantial decline in the Russian stock market. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian Rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the Rouble dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing to a major devaluation of the Rouble. The latter part of 1998 and the first half of 1999 saw further declines in the value of the Rouble and this process is expected to continue.

     Also in August 1998 the Russian government announced a 90-day moratorium on debt repayments. This moratorium caused considerable difficulties for Russian banks and businesses with hard currency obligations, as well as significantly impairing the ability of such banks and businesses, as well as the Russian government itself, to access the Western capital markets. The difficulties experienced by the Russian banks in turn caused difficulties for their customers, as bank transfers and deposits were frozen in many cases. The Russian government itself has effectively defaulted on substantial amounts of its debt, and is engaged in negotiations with Western banks and institutions (which reach back several months) to restructure this indebtedness. Continuation of these conditions for any significant period of time could have serious long-term effects on the Russian economy. At the present time, it is impossible to predict whether or when any resolution of these problems is likely.

     In August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by Yevgeny Primakov. The Primakov government did not propose a plan to address Russia's economic and financial difficulties, one result of which was to cause the International Monetary Fund to delay further assistance to the Russian government. In 1999, further political upheavals occurred, as President Boris Yeltsin first dismissed the Primakov government in May 1999 and selected Sergei Stepashin as the new Prime Minister, and then in turn replaced him with Vladimir Putin in August 1999. It is too soon to predict what policies will be adopted by the new Putin government. These frequent recent governmental reshufflings create increased uncertainty about the future political situation in Russia, which in turn creates additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system.

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia.

The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999 as a whole, but the continuing economic difficulties in Russia may have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

     Economic Risks -- Uncertain Pace of, and Difficulties Experienced in, Economic Reform; Reliance on Foreign Economic Aid. Until recently, the economy of the Russian Federation was administered by the central authorities of the former Soviet Union. Following the collapse of those authorities and the command economy they managed, the government of the Russian Federation sought to implement policies designed to introduce a free market economy into its country. While these policies have met with some success, the economy of the Russian Federation has been characterized by high unemployment, high rates of business failure, the deterioration of certain sectors of the economy, high government debt relative to gross domestic product and declining real wages. Real economic improvement has been limited to the Moscow and St. Petersburg regions. The Russian Federation is still experiencing a lack of political consensus as to the scope, content and pace of free market reforms. No assurance can be given that policies to introduce or support a free market economy will continue to be implemented in the Russian Federation, that it will remain receptive to foreign investment or that the economy of the Russian Federation will stabilize. The failure of any of these to occur could have a material adverse effect on the Company. In addition, the Russian Federation currently receives substantial financial assistance from several foreign governments and international organizations. To the extent any of this financial assistance is reduced or eliminated, economic development in the Russian Federation may be adversely affected, and any resulting difficulties in the Russian economy could have a material adverse effect on the Company.

     -- Limited Experience with Free Market Economy. Russian businesses have limited operating history in free market conditions and have had limited experience compared with Western companies with the entering into and performance of contractual obligations. Accordingly, as compared to Western companies, such businesses are often characterized by management that lacks experience in responding to changing market conditions and limited capital resources with which to develop their operations. In addition, the Russian Federation has limited infrastructure to support a market system, and banks and other financial systems are not well developed or well regulated. Businesses therefore may experience difficulty in obtaining working capital facilities. Moreover, these countries' banking system have faced and may encounter in the future liquidity crises as well as other problems arising as a result of under-capitalization of the banking sector as a whole. The experiences gained from the financial and banking crisis in Russia in the last two quarters of 1998 demonstrate how fragile the Russian banking system is, and at the same time how dependent Western investors are on such system. Another general Russian banking crisis in particular could have a material adverse effect on the Company's operations and financial performance and on the ability of the PLD operating subsidiaries with which it does business to pay amounts due.

     Restrictions on Currency Conversion; Historical Volatility in Currency Prices. The Russian Rouble is not convertible outside of Russia.

     In Russia, a market exists for the conversion of Roubles into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Russian Rouble against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. See "-- Russian Economic and Political Turmoil."

     In general, the PLD operating subsidiaries post their tariffs in U.S. Dollars, and receive payment in Roubles at the U.S. dollar exchange rate prevailing on the date of payment. They face an exchange risk to the extent that they experience any difficulty in converting the Rouble payment received into U.S. Dollars. In addition, they face a risk that the Rouble weakens against the U.S. Dollar during the period between the customer instructing its bank to pay them and the day the payment is actually received by them. Historically, this time period has been short and the exchange risks arising from this particular issue have therefore been minimal.

     All of these factors, and others, may serve to increase the operating subsidiaries' exposure to foreign exchange losses in the future, the effect of which cannot currently be predicted. No assurance can be given that the operating subsidiaries will be able to continue to post their tariffs in U.S. Dollars and collect payments in Roubles in amounts determined by reference to the value of the U.S. Dollar, or that they will continue be able to process such payments without banking delays or to exchange Roubles for U.S. Dollars without significant difficulties, delays or costs.

     It is not practical or economical for the operating subsidiaries to hedge their exchange risks. See "Quantitative and Qualitative Disclosure About Market Risk." Any of these factors, in conjunction with further declines, or volatility, in the value of the Russian Rouble against the U.S. Dollar, could have a material adverse effect on the operating subsidiaries. This could impair their ability to meet their obligations to the Company which in turn could have a material adverse effect on the Company. See also "-- Risks Involving the Company -- Currency Controls."

     Legal Risks -- Underdeveloped Legal System. The Russian Federation lacks fully developed legal systems. Russian law is evolving rapidly and in ways that may not always coincide with market developments, resulting in ambiguities, inconsistencies and anomalies, and ultimately in investment risk that would not exist in more developed legal systems. Furthermore, effective redress in Russian courts in respect of a breach of law or regulation, or in an ownership dispute, may be difficult to obtain.

     Risks associated with the Russian legal system include: (i) the untested nature of the independence of the judiciary and its immunity from economic, political or nationalistic influences; (ii) the relative inexperience of judges and courts in commercial dispute resolution, and generally in interpreting legal norms; (iii) inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions; (iv) often times conflicting local, regional and national laws, rules and regulations; (v) the lack of judicial or administrative guidance on interpreting the applicable rules; (vi) retroactive changes in laws and regulations; and (vii) a high degree of discretion on the part of government authorities and arbitrary decision-making which increases, among other things, the risk of property expropriation. The result has been considerable legal confusion, particularly in areas such as company law, property, commercial and contract law, securities law, foreign trade and investment law and tax law. No assurance can be given that the uncertainties associated with the existing and future laws and regulations of the Russian Federation will not have a material adverse effect on the Company. In addition, there is no guarantee that a foreign company would obtain effective redress in any court. No treaty exists between the United States and the Russian Federation for the reciprocal enforcement of foreign court judgments.

     Furthermore, the relative infancy of business and legal cultures in the Russian Federation are reflected in the inadequate commitment of local business people, government officials, agencies and the judicial system to honor legal rights and agreements, and generally to uphold the rule of law. Accordingly, the Company may, from time to time, confront threats of, or actual, arbitrary or illegal revision or cancellation of its agreements, and face uncertainty or delays in obtaining legal redress, any of which could have a material adverse effect on the Company.

     Social Risks. The political and economic changes in the Russian Federation since the break-up of the former Soviet Union have resulted in significant social dislocations, as existing governing structures have collapsed and new ones are only beginning to take shape. The resulting broad decline in the standard of living has often resulted in substantial political pressure on the government to slow or even reverse the economic policies currently being pursued. In addition, such decline in the standard of living has led in the past, and could lead in the future, to labor and social unrest. Such labor and social unrest may have political, social and economic consequences, such as increased support for a renewal of centralized authority, increased nationalism (with restrictions on foreign investment in the Russian economy) and increased violence, any of which could have a material adverse effect on the PLD operating subsidiaries. This could impair their ability to meet their obligations to the Company which in turn could have a material adverse effect on the Company.

     In addition, the local and international press have reported significant organized criminal activity, particularly in large metropolitan centers, directed at revenue-generating businesses, and an increased integration of Russian organized crime with major international criminal organizations. A substantial increase in property crime in large cities has also been reported. Finally, the local and international press have reported high levels of official corruption in the locations where the PLD operating subsidiaries operate. No assurance can be given that organized or other crime or claims that any of them has been involved in official corruption will not in the future have a material adverse effect on the Company.

     Official Data Reliability. The official data published by Russian federal, regional and local governments and federal agencies are substantially less complete or reliable than those of Western countries, and there can be no assurance that the official sources from which certain of the information set forth herein has been drawn are reliable. Official statistics may also be produced on different bases than those used in Western countries. Any discussion of matters relating to the Russian Federation herein must therefore be subject to uncertainty due to concerns about the completeness or reliability of available official and public information.

  RISKS INVOLVING THE COMPANY

     Guarantee of PLD Debt. As it has disclosed in its Annual Report on Form 10-K, PLD has significant debt service requirements, including the payment of interest on the Senior Notes and the Convertible Notes and amounts owing to the Travelers Parties, and PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of the Senior Notes and the Convertible Notes under the terms of the related indentures.

     While agreements have been reached with substantially all of the holders of the Senior Notes and the Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them. PLD's failure to make payment in full to the Travelers Parties could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes.

     Any such events could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     Limited Operating History. The Company was formed in 1998. In view of its limited operating history, there can be no assurance that the Company will be able to generate sufficient revenues or control its costs sufficiently to remain profitable in the future.

     Barriers to Realizing Cash from Operating Subsidiaries. The ability of the purchasers or lessees of equipment provided by the Company to make payments to the Company may be constrained by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate; (iii) currency and exchange controls and other administrative requirements in effect in the jurisdictions in which they operate, see "-- Currency Controls;" and (iv) the availability of hard currency and the convertibility of local currency in the jurisdictions in which they operate, see "-- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

     Year 2000. While the Company believes that the PLD operating subsidiaries should not encounter material problems as a result of their equipment not being Year 2000 compliant, they may encounter disruptions in service as a result of noncompliance on the part of other traffic carriers, particularly those in Russia and other C.I.S. countries on which they are dependent for the completion of calls. The Company believes that the Year 2000 compliance of the Russian and other C.I.S. parties with which the PLD operating subsidiaries interact appears to be substantially behind that of Western parties, and that it is unlikely that those parties will be able to become fully Year 2000 compliant, given the limited amount of time left for this, and the severe funding constraints faced by those parties. Accordingly, there is a significant risk that the PLD operating subsidiaries may experience disruptions in their operations as a result of their C.I.S. interconnect partners not being able to complete calls or pass traffic to them. Additionally, the billing systems of those interconnect partners may also be disrupted, resulting in those partners being unable to make timely settlements with the PLD operating subsidiaries. All of these items have the potential to adversely impact the Company, and such adverse impact on the Company's own financial results may be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

     Currency Controls -- Risks of Changing Regulatory and Administrative Environment. While applicable legislation in the Russian Federation currently permits the making of payments in hard currency, the ability of PLD's operating subsidiaries to make such payments to the Company is dependent upon the continuation of the existing legal regimes for currency control and foreign investment, administrative policies and practices in the enforcement of such legal regimes and the availability of foreign exchange in sufficient quantities in the Russian Federation.

     -- Currency Licensing Requirements. Under current currency regulations in the Russian Federation, while there do not appear to be additional administrative requirements for the payment of amounts due under installment sales contracts, specific licenses from the Central Bank are required for the making of equipment lease payments to a foreign lessor. Failure to obtain such currency licenses where required can result in the imposition of fines and penalties. While the requirements for obtaining such licenses largely involve the production of documentation, not only are the documentary requirements themselves burdensome, but there can be no assurance that the entity granting the licenses may not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. See
"-- Country Risks -- Legal Risks -- Underdeveloped Legal System." Furthermore, the time typically taken by the Central Bank to issue such licenses can be lengthy, and delays of up to one year or more in the issuance of licenses have not been uncommon. The failure of an operating subsidiary to obtain, or any significant delay in the issuance of, such licenses could substantially delay the time at which the Company may receive payments under such leases. To address this problem, and based on the Company's belief that currency licenses are presently not required in the Russian Federation for payments under installment sales contracts, the Company is providing equipment to the operating businesses on an installment sales basis rather than through leasing and, as a result of the Consent Solicitation, the Indentures were amended to permit the Company to do this. However, there is no assurance that the Central Bank or other relevant Russian entity will not construe the applicable currency legislation as requiring licenses for installment sales as well as leases. Failure to obtain currency licenses, where required, can result in the imposition of fines and penalties, significant delays in delivering equipment to the operating businesses and resulting difficulties in generating cash flows from the PLD operating businesses in the Russian Federation.

     Additionally, the Company's ability to receive payments in hard currency will be dependent upon the continued ability of the PLD operating subsidiaries in Russia to bill their customers in U.S. Dollars or the equivalent amount of Roubles, as well as their ability to exchange freely local currency receipts into U.S. Dollars. See "-- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices." There can be no assurance that, because of changes in Russian currency regulations, and/or because of a recurrence of the financial, banking and currency crises which afflicted the Russian Federation in the latter part of 1998, the Company's ability to fully and/or on a timely basis realize benefits from its leases or sales of equipment through the receipt of hard currency payments will continue.

     Difficulties in Enforcing Pledges and Agreements. While the leases or installment sales contracts and related pledges of assets may be valid and enforceable under the laws of the Russian Federation, the ability of the Company actually to enforce their provisions upon any default may be open to some question. Commercial law, and in particular, enforcement of legal rights such as leaseholds or pledges, is still very undeveloped in Russia, see "-- Country Risks -- Legal Risks -- Underdeveloped Legal System," and the readiness of local partners and courts to respect and recognize such rights is uncertain, including the rights of parties to enforce the terms of leases, installment sales contracts or pledges.

     In the event of a default under a lease, installment sales contract or pledge, any enforcement action will in all likelihood have to occur in the jurisdiction where the assets are located. The need to bring such enforcement action in such jurisdictions and comply with the laws of those jurisdictions in relation thereto, coupled with the limited jurisprudence and experience with such enforcement action in the relevant jurisdiction, may significantly complicate, delay or limit the scope of such enforcement action.

     A lessor or pledgee seeking to remove repossessed leased equipment from Russia may have to pay taxes or duties as a condition to doing so. The nature of the equipment itself, which may be incorporated or integrated into another structure or system, or otherwise permanently affixed, could make repossession difficult as both a legal and a practical matter.

     Additionally, the ability of the Company to enforce in the Russian Federation a judgment or arbitral award obtained outside this jurisdiction may be limited. For example, the Russian courts generally only recognize foreign judgments or arbitral awards pursuant to bilateral or multilateral treaty arrangements. In addition, the Russian courts have limited experience in the enforcement of foreign judgments. The possible need to re-litigate in the Russian Federation a judgment or arbitral award obtained elsewhere may significantly delay the enforcement of such judgment or award.

     Anti-Monopoly Committee Approval. Under Russian anti-monopoly legislation, transactions which potentially influence competition in the Russian Federation are subject to the disclosure to and/or prior consent of the Russian Anti-Monopoly Committee. The Anti-Monopoly Committee generally has wide discretion to approve or disapprove transactions falling within the scope of its authority, though in practice transactions are rarely challenged. The time typically required by the Anti-Monopoly Committee to review a proposed transaction varies between three and four months. Failure to obtain prior consent may constitute grounds for the Anti-Monopoly Committee to seek a court decision declaring the relevant transaction null and void. In particular, transactions (including rental or lease transactions) which involve the acquisition of more than 20% of a Russian company's stock or the transfer of assets amounting to more than 10% of the assets of a transferor to a transferee, are subject to prior consent of the Anti-Monopoly Committee.

     Regulatory Uncertainties. The PLD operating subsidiaries operate in an uncertain regulatory environment. The Russian telecommunications system is currently regulated by the RFCTI, largely through the issuance of licenses. Despite the 1995 enactment of the Telecommunications Law in Russia, considerable uncertainty still exists as to the application and interpretation of many of its terms.

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC, it is not yet clear whether it will in fact continue to operate in the same manner and wield the same influence as the Former MOC. In particular, it is unclear whether the RFCTI will be able to control the actions of local and regional governmental authorities who may endeavor to impose new conditions upon operators in their respective jurisdictions or areas of influence.

     The absence of adequate regulation in the telecommunications sector has meant that decisions, including the granting and renewal of licenses, may at times be made by governmental officials without reference to precedent or procedure.

     Furthermore, the introduction of regulation of tariffs, or any other type of regulation, could have far-reaching, and potentially materially adverse, effects on the PLD operating subsidiaries. In particular, there is considerable uncertainty as to what impact the transfer of authority to regulate local tariffs to Regional Committees will have on local tariffs in Russian. See "Telecommunications in the Former Soviet Union -- Telecommunications in the Russian Federation."

ITEM 2.  PROPERTIES

     The Company does not own or lease any real property. Its executive offices are located at the offices of PLD.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     The Company is a wholly owned subsidiary of PLD and the Company's Common Stock is not, and has not been since inception, publicly traded.

     The Company did not declare dividends on its Common Stock in 1998 and does not intend to declare dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since its inception in March 1998, the following issuance of unregistered securities of the Company was made:

          - in connection with the incorporation and initial capitalization of the Company, on March 24, 1998, the Company issued an aggregate of 1,000 shares (the "Shares") of the Company's Common Stock to PLD. The Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary financial and operating data was derived from, and should be read in conjunction with, the audited Financial Statements of the Company and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998     1997     1996*
                                                              -----    -----    ------
                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Interest/finance lease income.............................  $813     $783      $ --
  Operating expenses:
     General and administrative.............................    15        5        31
     Interest expense.......................................    --       --         1
                                                              ----     ----      ----
          Total operating expenses..........................    15        5        32
  Income/(loss) before taxes................................   798      778       (32)
  Income taxes..............................................   232       36        --
                                                              ----     ----      ----
  Net income/(loss).........................................  $566     $742      $(32)
                                                              ----     ----      ----

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $    10    $    10    $    10
  Non-cash working capital surplus/(deficiency).............    3,573     (3,782)    (5,665)
  Total assets..............................................   14,929      7,395      6,612
  Shareholder's equity/(deficiency).........................    7,917        712        (30)

---------------

* Represents nine months ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the operations of the Company and its affiliates, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in Russia, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the Report.

     Furthermore, this document constitutes a Year 2000 Readiness Disclosure Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

BASIS OF PRESENTATION

     The Company, which was incorporated on March 24, 1998 under the laws of the State of Delaware as a wholly-owned subsidiary of PLD, was formed to enter into installment sale and lease agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries in the Russian Federation and Kazakhstan. On June 30, 1998 the Company assumed the assets, liabilities and business of PLD Asset

Leasing Limited ("PLDAL"), recording such assets and liabilities at the historical cost of PLDAL and reflecting the results of operations of PLDAL for the first six months of 1998 in the Company's operating results for 1998 since the entities were under common control. Further, the comparative figures presented below for 1997 and the nine months ended December 31, 1996 represent the results of operations of PLDAL. PLDAL is a Cypriot company wholly-owned by PLD, which existed to enter into lease agreements with PLD's operating subsidiaries. PLDAL is presently inactive and PLD is in the process of liquidating PLDAL.

     EBITDA is used as a measure of operating performance and is defined as earnings (or loss) from continuing operations before income taxes and minority interest plus net interest (interest expense less interest and other income) plus depreciation and amortization. It is presented as supplemental disclosure because it assists in understanding the Company's operating results. EBITDA, however, may not be comparable to similarly titled measures of other companies and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities, or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. For the year ended December 31, 1998, the Company reported EBITDA of $0.80 million and net income of $0.57 million on revenues of $0.81 million, compared to EBITDA of $0.78 million and net income of $0.74 million on revenues of $0.78 million in 1997. In 1998, net cash provided by operating activities amounted to $0.53 million, with net cash used in investing activities amounting to $0.53 million. This compares with 1997 when net cash used in operating activities amounted to $3.21 million and net cash provided by investing activities amounted to $1.14 million.

     Revenues. Revenues in 1998 were marginally higher than those in 1997, increasing from $0.78 million to $0.81 million.

     General and administrative expenses. General and administrative expenses were negligible in 1998 and 1997.

     Income taxes. Income taxes in 1998 amounted to $0.23 million, made up of $0.15 million of U.S. federal taxes and foreign taxes and $0.08 million of U.S. state and local taxes. Income taxes in 1997 were $0.04 million and consisted of Cypriot income taxes payable by PLDAL.

  YEAR ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996

     Overview. For the year ended December 31, 1997, the Company reported EBITDA of $0.78 million and net income of $0.74 million on revenues of $0.78 million, compared with an EBITDA loss and a net loss of $0.03 million on zero revenues for the nine months ended December 31, 1996. In 1997, cash used in operating activities amounted to $3.21 million, with net cash provided by investing activities amounting to $1.14 million. This compares with the nine months ended December 31, 1996 when cash provided by operations was $1.06 million and cash used in investing activities amounted to $5.6 million.

     Revenues. Revenues increased from zero in the nine months ended December 31, 1996 to $0.78 million in the year ended December 31, 1997, because finance lease income on the Company's only lease started to accrue in 1997.

     General and administrative expenses. General and administrative expenses were negligible in 1997 and 1996.

     Income taxes. Income taxes increased from zero in 1996 to $0.04 million in 1997, reflecting PLDAL's transition from a loss-making to a profitable company.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, cash provided by operating activities totalled $0.53 million and $0.53 million was used in investing activities. Investing activities in 1998 involved the lodging of funds in the Company's escrow account which were then invested in U.S. Treasury backed securities with maturities less than 30 days. In 1997, net cash used in operating activities amounted to $3.21 million, net cash provided by investing activities amounted to $1.14 million and $2.07 million was generated from financing activities. In 1996, net cash used in operations totalled $1.06 million, net cash used in investing activities totalled $5.62 million and cash generated from financing activities totalled $4.57 million.

     As of December 31, 1998, the Company reported a working capital surplus of $3.58 million, compared to a working capital deficit of $3.77 million as of December 31, 1997.

     Shareholder's equity as of December 31, 1998 was $7.92 million, compared with $0.71 million a year earlier, reflecting the capitalization of a loan from PLD during the period.

     The Company has financed all of its equipment purchases by drawing the funds required from the PLD escrow account established pursuant to the Indentures. Inasmuch as it is not permitted to obtain funds from elsewhere, its business as a provider of equipment to the PLD operating subsidiaries is entirely governed by the availability and amount of funds in the PLD escrow account and the Company's escrow account which was also established pursuant to the Indentures. The Company does not commit to any equipment purchase unless there are sufficient funds in the escrow accounts to pay for such purchase (including costs of delivery to the PLD operating subsidiary which would use the equipment, and customs duties, VAT and other costs of importation). In the event that there were insufficient funds in the escrow accounts, the Company would not make the purchase, and the equipment would have to be financed by PLD or the applicable operating subsidiary by other means, or the purchase would have to be postponed.

     As of December 31, 1998 there was approximately $14.4 million in the PLD escrow account and a further $0.5 million in the Company's escrow account. The escrow accounts are replenished from time to time by payments made by the PLD operating subsidiaries under leases and installment sales contracts entered into with the Company, as well as interest earned on the funds in escrow. They may also be replenished by the proceeds of certain asset sales as well as returns on certain limited investments which may be made using escrow funds. The escrow funds are available, if required, to provide funds to PLD to pay interest on the Senior Notes.

     The Company's operating costs are minimal and are funded as required by advances from PLD. The Company is not permitted under the terms of Indentures to incur, and has not in fact incurred, any other indebtedness or obligations other than payments to equipment manufacturers which are funded out of the escrow account. Accordingly, the Company's operations are essentially self-sufficient.

     As it has disclosed in its Annual Report on Form 10-K, PLD has significant debt service requirements, including the payment of interest on the Senior Notes and the Convertible Notes and amounts owing to the Travelers Parties, and PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of the Senior Notes and the Convertible Notes under the terms of the related indentures.

     While agreements have been reached with the holders of substantially all of the Senior Notes and the Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them. PLD's failure to make payment in full to the Travelers Parties could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. Any such events could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     In connection with the Merger Agreement with MMG and the transactions contemplated thereunder, the holders of the Senior and Convertible Notes have agreed, subject to completion of the Merger and other transactions contemplated by the Merger Agreement, to exchange their outstanding notes for new notes issued by MMG which will not be guaranteed by the Company.

EFFECTS OF NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements for the three months ended March 31, 1999 and the six months ended June 30, 1999.

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result of the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19 -- ). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

     PLD has conducted, and has caused each of its operating subsidiaries to conduct a survey of the equipment and software used by them.

     The PLD operating businesses supply telecommunications services. To the very limited extent that they maintain actual inventory for sale, they do not manufacture such inventory themselves but resell goods supplied by recognized manufacturers of such goods.

     PLD's survey has involved testing of equipment as well as contacting the manufacturers of equipment and producers of software (or review of materials published by such parties, including websites) to assess such parties' Year 2000 readiness. Such survey has indicated that, except in a few instances, the equipment and software which the operating subsidiaries use are Year 2000 compliant. PLD is taking steps to upgrade or replace those items which are not compliant. In many cases the items required to be upgraded or replaced were due to be upgraded or replaced in any event, so that PLD's exposure has been the acceleration of already planned expenditures, rather than new or unanticipated expenditures. PLD expects that essentially all of its upgrading and replacement work, and any remaining testing required, will be complete by the end of the third quarter of 1999.

     As of June 30, 1999, PLD has expended approximately $1,900,000 for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3,100,000, will be approximately $4,000,000.

     Starting in January 1998, all operating businesses were required to use their best efforts to obtain specific warranties of Year 2000 compliance from parties with which they contract for products or services thereafter. While almost all new contracts for products or services entered into since that date have contained some form of warranty, these have generally been limited to recovering of direct losses, and not indirect or consequential losses, such as loss of revenues or profits. In consequence, the actual efficacy of such warranties may be somewhat limited.

     Additionally, all operating businesses have been required to review the terms under which they have heretofore supplied products and/or services to third parties. No case has been identified in which any operating business has specifically guaranteed Year 2000 compliance, and PLD has instituted a policy regarding the giving of such guarantees in the future in order to control and limit possible exposure thereunder. Further, since none of the operating businesses manufacture equipment or produce proprietary software for customers other than in exceptional cases, virtually all such transactions involve the re-sale or assignment of products and services supplied by others. Accordingly, PLD believes that, to the extent that such products and services are either warranted or shown to be Year 2000 compliant, its own exposure is commensurately reduced.

     While there can be no assurances that equipment failures will not occur, the effect of such failures may be ameliorated by the fact that such equipment is usually part of a network of facilities and equipment maintained by PLD's operating businesses. This means that a failure in an individual component will not necessarily cause a substantial disruption to the network as a whole, because no individual item is critical to the operation of the network as a whole, and the network also provides opportunities to by-pass the failure.

     The foregoing indicates that, to the extent that its business depends upon equipment, software, facilities and networks under its control, PLD believes that, by the year 2000, it will have taken all steps reasonably required to ensure that those items are Year 2000 compliant, and that it has reasonable contingency arrangements to deal with failures.

     PLD's operating businesses' principal Year 2000 risks arise from the fact that they are dependent for the completion of their calls upon a variety of other traffic carriers who provide interconnection and termination services. Since in many cases there are a variety of routes over which traffic can be carried, it is simply not possible for the operating businesses to verify that each entity which could be involved in providing telecommunications services to them will be Year 2000 compliant. To a large extent, the operating businesses are reliant in these circumstances on the actions of the other telecommunications operators and service providers to ensure that their counterparts are Year 2000 compliant. While the operating businesses believe that the parties providing these services which are based in the United States and other Western countries are expected to be substantially Year 2000 compliant, the Year 2000 compliance and readiness of the Russian and other C.I.S. parties with which the operating businesses interact appears to be substantially behind that of Western parties. PLD has been unable to determine with any degree of certainty the extent to which its interconnect partners in the C.I.S. are non-compliant because those parties have generally been reluctant to share this information. Nevertheless the Company believes, based on such reluctance and anecdotal and other evidence, that many of those partners, particularly in those in the less developed regions of the Russian Federation or the C.I.S., are substantially non-compliant.

     Furthermore, the likelihood that those parties will be able to become Year 2000 compliant seems problematical, given the limited amount of time left for this, the severe funding constraints faced by those parties, principally as a result of poor economic conditions in their home countries, and the possible lack of governmental pressure on those parties.

     Accordingly, there is a significant risk that the operating businesses may experience disruptions in its operations as a result of their C.I.S. interconnect partners not being able to complete calls or pass traffic to them. While the operating businesses are unable to predict the extent or duration of such disruptions, the possibility exists that they could be extensive, and also take considerable time, perhaps even months, to correct.

     An additional risk is the likelihood that the billing systems of those interconnect partners may also be disrupted, resulting in those partners being unable to collect from their customers or to make timely settlements with the operating businesses.

     Accordingly, the operating businesses believe that there is a considerable risk that they will experience disruptions in providing telecommunications services to and from the countries of the C.I.S. which they serve, and that those disruptions may be substantial. Given their inability to obtain an accurate assessment of the extent to which their C.I.S. partners may be non-compliant, it is impossible for the Company to predict either the extent or the magnitude of those disruptions. Nevertheless, they have the potential to adversely impact the operations of its operating subsidiaries, and such adverse impact may be material.

     PLD has investigated the possibility of obtaining insurance against liability arising out of claims that products or services supplied are not Year 2000 compliant, but has determined that such insurance is not obtainable upon terms which are sufficiently comprehensive and/or is only obtainable upon terms which are uneconomical given the level of perceived risk, and accordingly has elected not to pursue such insurance.

CURRENCY CONTROLS AND EXCHANGE RATES

     Exchange Controls. Following the economic crisis in August and September 1998, the Russian Federation introduced more stringent procedural requirements on Russian residents wishing to pay non-residents in hard currency. The main reason for this was to attempt to reduce the level of illegal hard currency outflows from the country. Significant documentary requirements may have to be satisfied in respect of payments in U.S. Dollars between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 90 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan agreements, or agreements for the lease of goods having terms of over 90 days) are subject to licensing by the Central Bank. The Company believes that Central Bank licenses are not required for payments under the installment sales contracts it enters into with the PLD operating subsidiaries. To the extent that such operating businesses may require Central Bank licenses for other aspects of their activities, the Company believes that they either hold, or have applied for and expect eventually to receive, such licenses. The need to apply for Central Bank licenses can be burdensome, because of the substantial documentary and other requirements involved and because of the considerable length of time involved, often running into several months. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Licensing Requirements." Finally, banks in Russia require that certain hard currency transfers be accompanied by a "transaction passport" setting forth that all required tax and regulatory requirements have been followed. Other requirements may be introduced in the future by the Russian Federation to further control hard currency payments from the country.

     Payments between Russian residents must generally be made in Roubles. Russian companies may exchange Roubles for U.S. Dollars if they can document U.S. Dollar-denominated liabilities that are due and payable within specified periods. Russian companies are required to convert 75% of most hard currency earnings into Roubles, but (as noted in the preceding sentence) may be able to reconvert such amounts into hard currency if they can document hard currency denominated liabilities that are due and payable within a specified period. Roubles may not be lawfully exported from, or converted into, other currencies outside of Russia.

     Availability of Hard Currency for Conversion Purposes. The ability of companies to convert Roubles into hard currency is also subject to the availability of hard currency in the Russian currency markets. Although there is an existing market within Russia for the conversion of Roubles into other currencies, including the interbank currency exchange, over-the-counter and currency futures markets, conversion of Roubles at times of crisis, such as in August 1998, may be difficult.

     Exchange Rates. Significant fluctuations in the value of the Rouble against the U.S. Dollar and other hard currencies can also have a material impact on the value of a company's Rouble dividend income or

Rouble proceeds from the sale of Rouble denominated securities. The history of trading in the Russian Rouble against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. See "Risk Factors -- Country Risks -- Russian Economic and Political Turmoil."

     Repatriation. Although Russian law governing foreign investment guarantees foreign investors the right to repatriate their earnings from Russian investments, the Russian exchange control regime, including licensing requirements administered by the Central Bank, may materially affect their ability to do so and may increase the cost of such repatriation. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency Controls."

     Impact upon the Company. In general, the impact on the Company of the Russian exchange controls regime has not been particularly adverse but there can be no assurance that there will be no such impact in the future. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency
Controls -- Currency Licensing Requirements."

TAXATION

     The Company is subject to a number of taxes in the U.S., including corporate income tax at the rate of approximately 34%. Payments made to the Company by the PLD operating subsidiaries are exempt from Russian tax under the U.S.-Russian Federation tax treaty. However, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of any treaty and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts, although in practice those refunds can be difficult to obtain. The need to comply with these provisions may negate or impair tax planning initiatives undertaken by the Company to reduce its overall tax obligations in Russia.

     The tax system in Russia has changed rapidly in recent years and may undergo additional changes, which may have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     PLD's finance department is responsible for the evaluation and, to the extent practicable, management of the Company's exposure to market risks.

     The agreements which the Company has entered into with PLD's operating businesses are denominated in U.S. Dollars, as are most of the Company's agreements with equipment suppliers. Therefore, the Company does not believe that it is exposed to any material market risk from changes in foreign exchange rates. Furthermore, the Company does not believe that it is exposed to any material market risk from changes in interest rates.

     To the extent that the PLD operating businesses with which the Company enters into agreements face currency and other risks, these risks could adversely affect the ability of the operating businesses to pay the Company in U.S. Dollars on a timely basis. See "Risk Factors -- Country
Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Currency Controls and Exchange Rates."

     The Company does not use any derivative instruments, either as a trading or non-trading activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and supplementary data required by this item are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

NAME                        AGE                   POSITION
----                        ---                   --------
E. Clive Anderson.........  52     Vice President, Secretary and Director
Simon Edwards.............  36     President and Director
Clayton A. Waite..........  38     Vice President, Treasurer and Director

     Set forth below is selected biographical information for the executive officers and directors of the Company.

     E. Clive Anderson has served as Vice President, Secretary and a Director of the Company since its inception in March 1998. He has served as Senior Vice President, General Counsel and Secretary of PLD since June 1997. Prior to joining the Company, Mr. Anderson was a partner at Morgan, Lewis & Bockius LLP from 1977 to 1997, where he represented a number of international clients, including PLD.

     Simon Edwards has served as President and a Director of the Company since its inception in March 1998. He has served as a Director of PLD since June 1997, as Chief Financial Officer of PLD since October 1995 and as Senior Vice President and Treasurer since February 1997. He was previously Director of Finance for Cable & Wireless Europe from October 1994 to September 1995. From July 1992 to October 1994, he held a number of corporate finance positions within Cable & Wireless. From July 1988 to June 1992 he was a management consultant with Arthur Andersen.

     Clayton Waite has served as Vice President, Treasurer and a Director of the Company since its inception in March 1998. He is currently a consultant who provides certain financial and accounting services to PLD. Previously, he was the Vice President -- Administration and Group Financial Controller of PLD from September 1997 to April 1999. From 1994 to September 1997, he held a number of other positions with PLD, including Chief Financial Officer until October 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company does not pay any compensation to its executive officers or directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not pay any compensation to its executive officers, and does not have a Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Company does not pay any compensation to its executive officers, and does not have a Compensation Committee.

COMPARATIVE STOCK PERFORMANCE GRAPH

     The Company is a wholly owned subsidiary of PLD and the Company's Common Stock is not, and has not been since inception, publicly traded, so no comparative stock performance graph is included herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the Company's equity securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, and Section 16(a) of such Act is therefore not applicable to the holders of the Company's equity securities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, with respect to shares of Common Stock beneficially owned by owners of more than five percent of the outstanding Common Stock, by all current directors and nominees, by the executive officers and by all current directors and executive officers of the Company as a group.

                                                           NUMBER OF SHARES       PERCENT OF
BENEFICIAL OWNER                                          BENEFICIALLY OWNED        CLASS
----------------                                         ---------------------    ----------
PLD Telekom Inc........................................          1,000               100%
E. Clive Anderson......................................              0                --
Simon Edwards..........................................              0                --
Clayton A. Waite.......................................              0                --
All current directors and executive officers of the
  Company as a group (3 persons).......................              0                --

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  GUARANTEE OF INDEBTEDNESS

     The Company is a guarantor of the Senior Notes and Convertible Notes. For further details, please refer to "Business -- The Senior and Convertible Notes."

  EQUIPMENT SALE TRANSACTIONS

     In 1998 the Company assumed all of the rights and obligations of PLDAL, which was a similar special purpose subsidiary of PLD incorporated in Cyprus, under a lease of equipment entered into in 1996 with PeterStar. Immediately prior to such assumption, PLDAL and PeterStar converted the lease into an installment sale.

     The Company has entered into additional equipment purchases and resales with PeterStar, and also with Technocom and Teleport-TP, additional operating subsidiaries of PLD. Equipment has been purchased from a number of major suppliers, including Ericsson in Sweden, ECI Telecom and Tadiran Telecommunications in Israel, Siemens in Germany, Nokia in Finland and Lucent Technologies in the U.S.

     As of December 31, 1998, the Company had entered into purchase contracts with various manufacturers of telecommunications equipment with a total value of $15.4 million, of which $4.0 million remained unpaid. In relation to this equipment, the Company had concluded resale arrangements with PeterStar with a total value of $13.0 million and had commenced receipt of instalment payments on such contracts following delivery and acceptance of the relevant equipment by PeterStar. As of December 31, 1998 the Company had finalized further resale contracts with Technocom and Teleport-TP with a total value of $5.6 million, with receipt of instalment payments scheduled to commence in 1999 upon final certification and acceptance of the equipment. Additional resale arrangements with BCL and Teleport-TP in relation to equipment purchased by the Company from the manufacturers for $2.3 million (of the $15.4 million total), of which $2.1 million remained unpaid, and which has yet to be delivered, are being finalized. The Company expects that these resale arrangements will be on terms similar to those for the resale arrangements already in place with the operating businesses. See "Business -- PLD Capital Asset (U.S.) Inc."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

        2. Exhibits.  (see (c) below).

     (b) Reports on Form 8-K

     None

     (c) Exhibits.

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1*    Certificate of Incorporation.
 3.2*    By-Laws.
 4.1     Indenture, dated as of May 31, 1996, among the Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
         Limited, PLD Capital Limited, Baltic Communications Limited
         and Wireless Technology Corporations Limited as Guarantors,
         and The Bank of New York, as Trustee, with respect to
         $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Note
         Indenture") (including exhibits B, C, D and K only).
         (Exhibit 4.1)(1)
 4.2     Indenture, dated as of May 31, 1996, among the Registrant as
         Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
         Limited, PLD Capital Limited, Baltic Communications Limited
         and Wireless Technology Corporations Limited as Guarantors,
         and The Bank of New York, as Trustee, with respect to
         $26,500,000 aggregate principal amount of 9% Convertible
         Subordinated Notes due 2006 (the "Convertible Note
         Indenture") (including exhibit B only). (Exhibit 4.2)(2)
 4.3     First Supplemental Indenture, Amendment Agreement, Consent
         and Waiver, dated as of March 20, 1998, among the
         Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD
         Asset Leasing Limited, PLD Capital Limited, Wireless
         Technology Corporations Limited and Baltic Communications
         Limited, as Guarantors, Clayton A. Waite and Apropos
         Investments Ltd., as nominee shareholders, and The Bank of
         New York, as Trustee. (Exhibit 4.3)(1)
 4.4*    Second Supplemental Indenture, dated as of June 15, 1998,
         among the Registrant, as Issuer, NWE Capital (Cyprus)
         Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
         Capital Asset (U.S.) Inc., Wireless Technology Corporations
         Limited and Baltic Communications Limited, as Guarantors,
         Clayton A. Waite and Apropos Investments Ltd., as nominee
         shareholders, and The Bank of New York, as Trustee.
 4.5*    Third Supplemental Indenture, dated as of January 12, 1999, among the Registrant, as Issuer, NWE Capital (Cyprus)
         Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
         Capital Asset (U.S.) Inc., Wireless Technology Corporations
         Limited and Baltic Communications Limited, as Guarantors,
         Clayton A. Waite and Apropos Investments Ltd., as nominee
         shareholders, and The Bank of New York, as Trustee.
 4.6*    Global Exchange Note representing 14% Senior Discounted
         Notes due 2004.
 4.7*    Global Note representing 9% Convertible Subordinated Notes due 2006.
 4.8*    Leasing Company Escrow Account Agreement (PLD Capital Asset
         (U.S.) Inc.), dated as of June 15, 1998, among The Bank of
         New York as Escrow Agent, as Trustee under the Senior Note
         Indenture, and as Trustee under the Convertible Note
         Indenture and PLD Capital Asset (U.S.) Inc.
 4.9*    Leasing Company Security and Pledge Agreement (PLD Capital
         Asset (U.S.) Inc.), dated as of June 15, 1998, by PLD
         Capital Asset (U.S.) Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.
23.1*    Consent of KPMG LLP.
23.2*    Consent of Moore Stephens.

---------------
 *  Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-5398).

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-5396).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on August 30, 1999.

                                          PLD CAPITAL ASSET (U.S.) INC.

                                          By:       /s/ SIMON EDWARDS
                                            ------------------------------------
                                                 Simon Edwards
                                                 President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

               /s/ E. CLIVE ANDERSON                 Director, Vice President and       August 30, 1999
---------------------------------------------------  Secretary
                 E. Clive Anderson

                 /s/ SIMON EDWARDS                   Director, President and Chief      August 30, 1999
---------------------------------------------------  Executive Officer
                   Simon Edwards

               /s/ CLAYTON A. WAITE                  Director, Vice President,          August 30, 1999
---------------------------------------------------  Secretary and Principal
                 Clayton A. Waite                    Accounting Officer

                         PLD CAPITAL ASSET (U.S.) INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................    F-2
Balance sheet as of December 31, 1998.......................    F-3
Statement of operations for the year ended December 31,
  1998......................................................    F-4
Statement of shareholder's equity for the year ended
  December 31, 1998.........................................    F-5
Statement of cash flows for the year ended December 31,
  1998......................................................    F-6
Notes to financial statements...............................    F-7

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
PLD Capital Asset (U.S.) Inc.:

     We have audited the accompanying balance sheet of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the related statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9(a) to the financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full when required could result in a cross-default under and acceleration of other debt obligations for which the Company is a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

New York, New York
March 30, 1999

                         PLD CAPITAL ASSET (U.S.) INC.

                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998
                                                              -------
Assets:
  Current:
     Cash and cash equivalents..............................  $    10
     Other receivables and prepaids.........................      228
     Assets held for resale (note 5)........................    3,949
     Due from related parties -- installment sales contracts
      (note 3)..............................................    6,408
                                                              -------
          Total current assets..............................   10,595
  Escrow funds (note 4).....................................      528
  Due from related parties -- installment sales contracts
     (note 3)...............................................    3,806
                                                              -------
          Total assets......................................  $14,929
                                                              =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities (note 6)......    1,977
     Due to related parties.................................    5,035
                                                              -------
          Total current liabilities.........................    7,012
  Commitments and contingencies (note 9)
  Shareholder's equity:
     Capital stock (note 7):
  Additional paid-in capital................................    6,641
  Retained earnings.........................................    1,276
                                                              -------
          Total shareholder's equity........................    7,917
                                                              -------
          Total liabilities and shareholder's equity........  $14,929
                                                              =======

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              1998
                                                              ----
Revenues:
  Interest income...........................................  $813
Operating expenses:
  General and administrative................................    15
                                                              ----
Income before taxes.........................................   798
Income taxes (note 8).......................................   232
                                                              ----
Net income..................................................  $566
                                                              ====

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       STATEMENT OF SHAREHOLDER'S EQUITY
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                 1998
                                                              -----------
BALANCE, BEGINNING OF YEAR..................................    $  712
Capitalization of loan from PLD Telekom Inc.................     6,639
Net income..................................................       566
                                                                ------
BALANCE, END OF YEAR........................................    $7,917
                                                                ======

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998
                                                              -------
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   566
     Non-cash items:
       Increase in deposits.................................     (228)
       Increase in assets held for resale...................   (3,949)
       Change in due from or due to related parties.........    2,205
       Increase in accounts payable and accrued
        liabilities.........................................    1,934
                                                              -------
                                                                  528
  Investing:
     Escrow.................................................     (528)
                                                              -------
                                                                 (528)
                                                              -------
Increase /(decrease) in cash and cash equivalents...........       --
Cash and cash equivalents, beginning of year................       10
                                                              -------
Cash and cash equivalents, end of year......................  $    10
                                                              =======

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  BUSINESS AND OPERATIONS

     PLD Capital Asset (U.S.) Inc. ("PLDCA" or "the Company") was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. During 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA has recorded such assets and liabilities at the historical cost of PLDAL and has reflected the results of operations of PLDAL from January 1, 1998 until June 30, 1998, the date of transfer, since the entities were under common control. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to dissolve PLDAL.

     Upon assumption of PLDAL's business, the lease previously entered into with a related company was restructured to be an installment sale.

     Additionally during 1998, PLD transferred installment sales agreements with a combined carrying value of $1,824,000 it had previously entered into with related companies to PLDCA. The Company has recorded these assets at the historical cost of PLD and has recorded an intercompany liability to PLD at the same amount.

     The accompanying financial statements present the financial position and results of operations of the Company on a stand-alone basis. The Company incurs and pays its own expenses. Specific costs incurred by the parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 10, "Related Party Transactions".

     Income tax expense is based upon a calculation of current tax expenses and deferred tax expenses in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 8, "Income Taxes".

     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or installment sales agreements and are not a result of allocations of interest by the Parent or its subsidiaries.

     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Services provided by the Parent are furnished under the terms of negotiated management agreements. Refer to note 10, "Related Party Transactions". Management of the Company believes that the accompanying financial statements include all the costs incurred by the Company in its operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

  (a) Basis of Presentation

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Funds held in escrow, totaling $528,000 at December 31, 1998, are shown separately under non-current assets.

  (c) Revenue Recognition

     The Company records interest income on installment sales contracts as earned.

  (d) Receivables

     Receivables reflect amounts owing pursuant to installment sales contracts outstanding with PLD's operating subsidiaries and include accrued interest at varying rates of interest.

  (e) Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, escrow funds, accounts receivable and accounts payable approximate fair value due to their short maturities.

  (f) Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

  (g) Comprehensive Income

     SFAS 130 "Reporting Comprehensive Income" was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the year ended December 31, 1998, comprehensive income was equal to net income reported in the statement of operations. As SFAS 130 only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operations.

(3)  INSTALLMENT SALES CONTRACTS

Installment sales contract payments due:
                              1999                             $6,189
                              2000                              2,654
                              2001                              2,338
                              2002                                350
                                                              -------
                                                               11,531
Amounts representing interest...............................    1,317
                                                              -------
Present value of installment sales contract payments due....  $10,214
                                                              =======

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(4)  ESCROW FUNDS

     At December 31, 1998, the Company had $528,000 deposited in an escrow account maintained with the Bank of New York. Escrow funds are generally invested in U.S. Treasury backed securities with maturities less than 30 days. Use of the escrow funds is governed by the detailed provisions contained within the revised indentures relating to PLD's senior discount notes which were issued in June 1996.

(5)  ASSETS HELD FOR RESALE

     Assets held for resale, consisting solely of telecommunications equipment, is stated at cost and includes assets acquired by the Company which have yet to be accepted by a PLD subsidiary or which have yet to be used for billable commercial services. Accordingly, no depreciation is charged on this equipment as it has yet to be commissioned. At December 31, 1998, a total of $3,949,000 in equipment had yet to be accepted or put into service by PLD subsidiaries.

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A total of $1,948,000 was owed to suppliers by the Company at December 31, 1998 relating to telecommunications equipment yet to be delivered to and/or accepted by PLD subsidiaries.

(7)  COMMON STOCK

     At December 31, 1998, the authorized capital stock of the Company consisted of 1,000 shares of Common Stock with a par value of $0.01 per share, all of which were issued and outstanding.

(8)  INCOME TAXES

     PLDCA is included in the consolidated federal and certain state and local income tax returns of PLD. PLD accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109). In accordance with SFAS 109, when separate financial statements are prepared for a member of a group that files a consolidated return, the consolidated amount of current and deferred tax expense for the consolidated group must be allocated among the members of the group. The method of allocation must be consistent with the broad principles of SFAS 109. For the Company's financial statements, a separate return method was utilized for income taxes whereby current and deferred taxes were calculated by applying the provisions of SFAS 109 as if the Company was a separate individual taxpayer.

     The components of income taxes for the year ended December 31, 1998 are as follows:

Current
  Federal and foreign.......................................  $152,000
  State and local...........................................    80,000
                                                              --------
                                                               232,000
Deferred....................................................        --
                                                              --------
                                                              $232,000
                                                              ========

     The effect of foreign and state income tax provisions caused the Company's effective tax rate to differ from the U.S. statutory income tax rate during 1998.

     As of December 31, 1998, $217,000 of tax-related balances owed to PLD is included under "due to related parties."

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(9)  COMMITMENTS AND CONTINGENCIES

     (a) In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of this debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     (b) As of December 31, 1998, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $2,051,000.

(10)  RELATED PARTY TRANSACTIONS

     PLDCA has sold to PeterStar Company Limited ("PeterStar") telecommunications equipment valued at $9,815,000 pursuant to five installment sales contracts either signed directly with PeterStar, or assigned from PLD and PLDAL. The Company recorded interest income of $813,000 in respect of these contracts in 1998. As of December 31, 1998, PeterStar owes PLDCA a total of $10,214,000 in respect of these contracts.

     As of December 31, 1998, PLDCA owed PLD $4,818,000 in respect of assets assigned or transferred to PLDCA during the year.

     During 1998, a loan from PLD amounting to $6,600,000 was contributed to capital.

                           PLD ASSET LEASING LIMITED

                              FINANCIAL STATEMENTS
      YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED DECEMBER 31, 1996

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................  F-12
Balance sheets..............................................  F-13
Statements of operations and retained earnings/(deficit)....  F-14
Statements of cash flows....................................  F-15
Notes to the financial statements...........................  F-16

                          INDEPENDENT AUDITORS' REPORT

SHAREHOLDER AND BOARD OF DIRECTORS

PLD ASSET LEASING LIMITED

     We have audited the accompanying balance sheets of PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the related statements of operations and retained earnings/(deficit) and cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.

                                          MOORE STEPHENS
                                          CHARTERED ACCOUNTANTS

Nicosia, Cyprus
May 20, 1998

                           PLD ASSET LEASING LIMITED

                                 BALANCE SHEETS
                        AS AT DECEMBER 31, 1997 AND 1996
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              NOTE       1997          1996
                                                              ----    ----------    ----------
ASSETS
  CURRENT:
     Cash...................................................          $   10,482    $   10,490
     Lease payments receivable-interest.....................   5         782,849            --
     Lease payments receivable-principal....................   5       2,117,954       977,151
                                                                      ----------    ----------
                                                                       2,911,285       987,641
  NON CURRENT:
     Lease payments receivable-principal....................   5       4,483,483     5,624,287
                                                                      ----------    ----------
                                                                      $7,394,768    $6,611,928
                                                                      ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................   6              --     2,065,420
     Taxation payable.......................................              35,739            --
     Accrued liabilities....................................   3           8,281         5,667
     Due to PLD Telekom Inc.................................           6,638,607     4,571,121
                                                                      ----------    ----------
                                                                       6,682,627     6,642,208
SHAREHOLDER'S EQUITY/(DEFICIT)
  CAPITAL STOCK:
     Share capital -- 1,000 ordinary shares of Cy Pds 1 per
       share, issued and fully paid.........................   4           2,140         2,140
                                                                      ----------    ----------
                                                                      ----------    ----------
                                                                           2,140         2,140
Retained earnings/(deficit).................................             710,001       (32,420)
                                                                      ----------    ----------
                                                                         712,141       (30,280)
                                                                      ----------    ----------
                                                                      $7,394,768    $6,611,928
                                                                      ==========    ==========

             The notes on pages F-16 and F-17 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS/(DEFICIT)
    YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED DECEMBER 31, 1996
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                1997         1996
                                                              ---------    ---------
REVENUES:
  Finance lease income......................................  $ 782,849    $      --

OPERATING EXPENSES:
  General and administrative................................      4,681       31,475
  Interest expense..........................................          8          945
                                                              ---------    ---------
  Total operating expenses..................................      4,689       32,420
                                                              ---------    ---------
Income/(loss) before income taxes...........................    778,160      (32,420)
Income taxes................................................     35,739           --
                                                              ---------    ---------
Net income/(loss)...........................................  $ 742,421    $ (32,420)
Retained earnings/(deficit), beginning of period............    (32,420)          --
                                                              ---------    ---------
Retained earnings/(deficit), end of period..................  $ 710,001    $ (32,420)
                                                              =========    =========

             The notes on pages F-16 and F-17 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                            STATEMENTS OF CASH FLOWS
             YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED
                               DECEMBER 31, 1996
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 1997           1996
                                                              -----------    ----------
CASH PROVIDED BY/(USED IN):
OPERATIONS:
Net income/(loss)...........................................  $   742,421    $  (32,420)
Non-cash items:
Changes in non-cash working capital.........................   (3,950,719)    1,093,936
                                                              -----------    ----------
                                                               (3,208,298)    1,061,516
INVESTING:
Lease payments receivable...................................    1,140,804    (5,624,287)
                                                              -----------    ----------
                                                                1,140,804    (5,624,287)
FINANCING:
Due to PLD Telekom Inc......................................    2,067,486     4,571,121
Issue of share capital and premium..........................           --         2,140
                                                              -----------    ----------
                                                                2,067,486     4,573,261
                                                              -----------    ----------
(Decrease)/increase in cash and cash equivalents............           (8)       10,490
Cash and cash equivalents, beginning of period..............       10,490            --
                                                              -----------    ----------
Cash and cash equivalents, end of period....................  $    10,482    $   10,490
                                                              ===========    ==========

             The notes on pages F-16 and F-17 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

1.  ACTIVITIES

     The Company has entered into a lease agreement at the end of 1996 to provide telecommunications equipment to ZAO PeterStar, a Russian Company.

2.  ACCOUNTING POLICIES

     2.1.  ACCOUNTING CONVENTION

     The financial statements have been prepared under the historical cost convention.

     2.2.  CURRENCY

     The books of the Company are maintained in United States Dollars and the accompanying financial statements and notes thereto are expressed in this currency.

     2.3.  TRANSLATION IN FOREIGN CURRENCIES

     Balances in foreign currency are translated at the closing rates prevailing at the balance sheet date.

     Expenses denominated in currencies other than US$ are recorded in the accounting records and stated in the financial statements at the amounts actually converted into US$ at the rate ruling on the transaction date.

     2.4.  FINANCE LEASES

     Leases are recognised in the Company's balance sheet as a receivable equal to the net investment in the lease. Unearned interest income is recognised in the profit and loss at a constant periodic rate of return. Minimum lease payments due within one year are shown as current assets.

3.  ACCRUED LIABILITIES

                                                              1997     1996
                                                              US $     US $
                                                              -----    -----
Professional fees...........................................  8,281    5,667
                                                              =====    =====

4.  SHARE CAPITAL

     The Company's authorized share capital of Cy Pds 1,900,000 is made up of 1,900,000 ordinary shares with a par value of Cy Pds 1 each.

     The Company's issued and fully paid share capital amounts to Cy Pds 1,000 made up of 1,000 ordinary shares of Cy Pds 1 each.

     The amount of US $2,140 represents the equivalent of Cy Pds 1,000 translated at the exchange rate ruling on the date of issue.

                     The above notes form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

5.  FINANCE LEASES

                                                          1997         1996
                                                          US $         US $
                                                        ---------    ---------
Gross investment in the lease.........................  8,800,000    8,800,000
Unearned interest income..............................  1,415,713    2,198,562
                                                        ---------    ---------
                                                        7,384,287    6,601,438
                                                        =========    =========
Amounts receivable within one year....................  2,900,804      997,151
Amounts receivable after more than one year...........  4,483,483    5,604,287
                                                        ---------    ---------
                                                        7,384,287    6,601,438
                                                        =========    =========

6.  ACCOUNTS PAYABLE

     Represent amounts due to equipment suppliers relating to the finance lease entered into by the Company.

7.  TAXATION

     The Company is liable to income tax under Section 28(a) of the Cyprus Income Tax Laws.

     The Company has tax payable of US $35,739 (Cy Pds 18,379).

8.  SHAREHOLDERS ADVANCES

     The advances are interest free and without fixed date of repayment.

9.  SECURITIES, PLEDGES AND CHARGES

     a) The Company's shares have been pledged as collateral security in relation to US $123 million of Senior Discount Notes issued by the parent company.

     b) A charge has been established on the Company's receipts from the parent company, fees receivable from subsidiaries and receipts from other leasing companies as collateral for the US $123 million "Senior Discount Notes" issued by the parent company.

     c) An assignment of the Company's lease rental receipts, receivable from ZAO Peterstar amounting to US $8,800,000, has been made.

   All the above described charges, pledges and assignments are in favour of The Bank of New York.

10.  POST BALANCE SHEET EVENTS

     The Company allotted an additional 349,000 ordinary shares to the existing shareholder on May 4, 1998, increasing the issued share capital to Cy Pds 350,000 (nominal value).

                     The above notes form an integral part
                         of these financial statements
                                      F-17