Form 10-Q
period 1999-03-31
PLD CAPITAL ASSET US INC
filed 1999-08-30
CIK 1094037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                      COMMISSION FILE NUMBER: 333-5396-06

                            ------------------------

                         PLD CAPITAL ASSET (U.S.) INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3996647
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OF ORGANIZATION)                      IDENTIFICATION NO.)

             505 PARK AVENUE, 21ST FLOOR, NEW YORK, NEW YORK 10022 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (212) 527-3800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $.01 PAR VALUE -- 1,000 SHARES (AUGUST 9, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PLD CAPITAL ASSET (U.S.) INC.

                                     INDEX

                                                              PAGE
                                                              ----
Recent Developments.........................................    2

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................    6
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......    7
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......    8
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........    9

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   15

  Item 6. Exhibits and Reports on Form 8-K..................   15

     PLD Capital Asset (U.S.) Inc. (the "Company") is a wholly owned subsidiary of PLD Telekom Inc. ("PLD"). The Company was formed to purchase and resell or lease telecommunications equipment to other subsidiaries of PLD.

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), solely because of the guarantees it has issued in respect of PLD's outstanding 14% Senior Discount Notes due 2004 (the "Senior Notes") and 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes"). Upon the completion of PLD's merger with Metromedia International Group, Inc. described below under "Recent Developments", the Company's guarantees will be terminated and it will cease to be subject to the periodic reporting requirements of the Exchange Act.

RECENT DEVELOPMENTS

  Merger with Metromedia International Group, Inc.

     On May 18, 1999 PLD entered into an agreement (the "Merger Agreement") with Metromedia International Group, Inc. ("MMG") pursuant to which PLD would merge with Moscow Communications, Inc., a newly formed, wholly owned subsidiary of MMG.

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

     Upon consummation of the merger (the "Merger"), PLD will become a wholly owned subsidiary of MMG, and the holders of shares of common stock (the "Common Stock") of PLD will receive shares of MMG on the basis of an exchange ratio determined in the manner set forth below:

     (a) if the Average MMG Stock Price (as defined below) is less than $6.25 and equal to or greater than $5.25, the exchange ratio will be equal to $3.50 divided by the Average MMG Stock Price;

     (b) if the Average MMG Stock Price is equal to or greater than $6.25 and less than or equal to $8.00, the exchange ratio will be 0.56;

     (c) if the Average MMG Stock Price is greater than $8.00, the exchange ratio will be equal to $4.48 divided by the Average MMG Stock Price; and

     (d) if the Average MMG Stock Price is less than $5.25, then the exchange ratio will be 0.6667. However, PLD has the right to terminate the Merger Agreement if the Average MMG Stock Price is less than $5.25 if MMG does not agree to increase (or "top up") the exchange ratio to an amount equal to $3.50 divided by the Average MMG Stock Price, and the further right to terminate the Merger Agreement in all events (without MMG having any "top up" right) if the Average MMG Stock Price is less than $4.00.

     The "Average MMG Stock Price" is to be determined by taking the average of the daily closing prices of the common stock of MMG on the American Stock Exchange Composite Transactions Tape for the twenty consecutive trading days ending on the third business day immediately prior to the meeting of the shareholders of PLD which will be called to approve the Merger.

     PLD's Series II and Series III Preferred Shares will be redeemed for cash for a redemption price of Cdn. $1.00 per share. Outstanding options and warrants to acquire PLD's Common Stock will be converted into options and warrants of MMG on the basis of the exchange ratio, and any of the Convertible Notes which are not exchanged under the terms of the exchange offer described below and are still outstanding, will be assumed by MMG and may be convertible into common stock of MMG also on the basis of the exchange ratio.

     Salomon Smith Barney Inc., who have acted as financial advisors to PLD, have opined to the Board of Directors of PLD that the exchange ratio is fair from a financial point of view to PLD, and Donaldson, Lufkin & Jenrette Securities Corporation, who have acted as financial advisors to MMG, have opined to the Board of Directors of MMG that the exchange ratio is fair from a financial point of view to MMG.

     In connection with the Merger Agreement, News America Incorporated ("News America") which, through an affiliate, owns approximately 38% of PLD's Common Stock, has entered into an agreement (the "Voting Agreement") with MMG pursuant to which News America has agreed to vote its Common Stock in favor of the Merger Agreement and not to vote for, solicit, discuss or support any other transaction involving PLD which could have the effect of interfering with, preventing or materially delaying the Merger.

     In addition, MMG has entered into a bridge loan agreement with PLD pursuant to which MMG has agreed to lend PLD up to $7.0 million, secured by an approximately 58% interest in PLD's subsidiary Technocom Limited ("Technocom"), at an annual interest rate of 10% to fund its ongoing operations during the period from the execution of the Merger Agreement to the date that the Merger is consummated (or the Merger Agreement is terminated). As of July 31, 1999, PLD had borrowed $4.0 million under such bridge loan agreement.

     The consummation of the Merger Agreement is subject to a number of conditions, including the approval of the Merger by the shareholders of PLD and of MMG, the receipt of various governmental clearances and consents, the absence of any material adverse change in PLD's or MMG's respective businesses and operations and other customary closing conditions. In addition, it is subject to a number of other conditions, as follows:

     (a) Exchange Offer. At least 95% in aggregate principal amount of each of the Senior Notes and of the Convertible Notes (and, together with the Senior Notes, the "Outstanding PLD Notes") shall have agreed to the amendment of the indentures governing the Outstanding PLD Notes (the "Existing Indentures") and exchanged such Notes for new 10 1/2% Senior Notes due 2007 of MMG (the "New MMG Notes"). In this connection substantially all of the holders of the Outstanding PLD Notes have entered into an agreement with MMG, subject to the consummation of the Merger and certain other conditions, to: (i) defer to the date the Merger is consummated all interest payable on the Outstanding PLD Notes during the period from the execution of the Merger Agreement to the date the Merger is consummated; (ii) amend the Existing Indentures, and
         (iii) tender all Outstanding PLD Notes held by them for New MMG Notes.

     (b) Modification of Travelers Revolving Credit Agreement. The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") shall have consummated the transactions contemplated by a note and warrant modification agreement (the "Travelers Note Modification Agreement") entered into simultaneous with the execution of the Merger Agreement. Under the Travelers Note Modification Agreement the Travelers Parties have agreed not to exercise any warrants held by them, or certain other rights which they have under the Revolving Credit and Warrant Agreement dated November 26, 1997 with PLD, as amended (the "Travelers Revolving Credit Agreement"), until the Merger is consummated (or the Merger Agreement is terminated). In addition, MMG and the Travelers Parties have agreed that, in the event that the Merger is consummated: (i) the guarantees given by News America with respect to $3.1 million of the amounts due to the Travelers Parties will be released; (ii) the amount due to the Travelers Parties will be paid, as to $8.5 million on the date the Merger is consummated, and as to the remaining $4.92 million in August 2000, together with interest at an annual rate of 10.5%; (iii) in lieu of their rights under the Travelers Revolving Credit Agreement to receive warrants to purchase Common Stock of PLD, the Travelers Parties will receive at closing 100,000 shares of PLD's Common Stock (which will be converted at closing into shares of MMG at the applicable exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of MMG at a price based upon 125% of the average closing price of such common stock during December 2000, but not to be less than $10 per share or more than $15 per share; and (iv) the Travelers Revolving Credit Agreement will be amended and restated to reflect the foregoing matters and to provide certain additional guarantees of the amounts due to the Travelers Parties.

     (c) News Letter Agreement. News America and MMG shall have consummated the arrangements contemplated by a letter agreement (the "News Letter Agreement") entered into between them simultaneous with the execution of the Merger Agreement. Under the News Letter Agreement News America has agreed not to exercise any rights under its Revolving Credit Agreement dated as of September 30, 1998 with PLD, as amended (the "News Revolving Credit Agreement") until the Merger is consummated (or the Merger Agreement is terminated), and MMG has agreed that, on the date that the Merger is consummated, it will cause: (i) the amount advanced by News America under the News Revolving Credit Agreement, namely, $6.45 million, to be repaid in full, together with interest at an annual rate of 10% (in lieu of the 20% rate specified in the News Revolving Credit Agreement); and (ii) the guarantees given by News America to the Travelers Parties to be cancelled.

     (d) Technocom Put/Call Agreement. PLD shall have completed the purchase of the shares of Technocom from Plicom Limited ("Plicom") and Elite International Limited ("Elite") in accordance with option modification agreements with each of them (the "Option Modification Agreements") entered into simultaneously with the execution of the Merger Agreement. Under the Option Modification Agreements, Plicom and Elite have agreed not to exercise their rights under their current put and call agreements with PLD to require PLD to purchase their interests in Technocom (currently exercisable after June 30, 1999) until the Merger is consummated (or the Merger Agreement is terminated), and PLD has agreed that, on the date that the Merger is consummated, it will purchase Plicom's remaining 14.57% interest in Technocom for $8.75 million, and Elite's remaining 5.03% interest in Technocom for $3.85 million, such sums representing 50% of the amounts to which such parties would have otherwise been entitled had they exercised their rights under their current put and call agreements. In addition, PLD has agreed to pay various other amounts due to Plicom and to cause its release from any guarantees of obligations undertaken at the request of PLD, and various other agreements with Plicom and Elite will be terminated.

     The Merger Agreement and the Merger have been unanimously approved by the Boards of Directors of both MMG and PLD, and each Board is recommending their approval by their respective stockholders.

     The Merger Agreement may be terminated in its entirety by either MMG or PLD in the event that the other is in material breach of the Merger Agreement, or in the event that the stockholders of both companies do not approve the Merger or that the Merger is not otherwise consummated by October 31, 1999. MMG also has the right to terminate the Merger Agreement in the event that the Board of Directors of PLD withdraws or modifies its approval of the Merger or recommends (or fails to recommend against) a different transaction to the stockholders of PLD.

     In the event that MMG terminates the Merger Agreement as a result of PLD's Board of Directors withdrawing or modifying its approval of the Merger or recommending (or failing to recommend against) another transaction, or as a result of a material breach by PLD of the Merger Agreement, or as a result of the stockholders of PLD not approving the Merger at a time when a different transaction had been announced, PLD will pay MMG a termination fee of $6.25 million plus its expenses (up to a maximum of $1.0 million).

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

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999, but the continuing economic difficulties in Russia may have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PLD CAPITAL ASSET (U.S.) INC.

                            CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       228           228
     Assets held for resale.................................     3,949         3,949
     Due from related parties -- installment sales
      contracts.............................................     4,875         6,408
                                                               -------       -------
       Total current assets.................................     9,062        10,595
  Escrow funds..............................................     1,872           528
  Due from related parties -- installment sales contracts...     3,948         3,806
                                                               -------       -------
       Total assets.........................................   $14,882       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............     1,831         1,977
     Due to related parties.................................     4,989         5,035
                                                               -------       -------
       Total current liabilities............................     6,820         7,012
  Shareholder's equity:
     Capital stock:
  Additional paid-in capital................................     6,641         6,641
  Retained earnings.........................................     1,421         1,276
                                                               -------       -------
       Total shareholder's equity...........................     8,062         7,917
                                                               -------       -------
       Total liabilities and shareholder's equity...........   $14,882       $14,929
                                                               =======       =======

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                              1999    1998
                                                              ----    ----
Revenues:
  Interest income...........................................  $223    $210
Operating expenses:
  General and administrative................................    --      --
                                                              ----    ----
Income before taxes.........................................   223     210
Income taxes................................................    78       9
                                                              ----    ----
Net income..................................................  $145    $201
                                                              ====    ====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999      1998
                                                              -------    -----
Cash flows from operating activities:
     Net income.............................................  $   145    $ 201
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
          Change in due from or due to related parties,
           net..............................................    1,345     (209)
          (Decrease)/increase in accounts payable and
           accrued liabilities..............................     (146)       8
                                                              -------    -----
            Net cash provided by operating activities.......    1,344       --
Cash flows from investing activities:
          Escrow............................................   (1,344)      --
                                                              -------    -----
            Net cash used in investing activities...........   (1,344)      --
                                                              -------    -----
Increase/(decrease) in cash and cash equivalents............       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
                                                              =======    =====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1)  BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by PLD Capital Asset (U.S.) Inc. ("PLDCA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998.

(2)  BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     PLDCA was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three months ended March 31, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and PLD is in the process of liquidating PLDAL.

     Ultimate recoverability of the Company's investments is dependent upon each of PLD's subsidiaries and affiliates, with which it has entered into installment sales contracts, achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability of these companies to maintain their telecommunications licenses and their ability to obtain adequate financing to meet capital commitments.

(3)  COMMITMENTS AND CONTINGENCIES

     (a) Guarantees

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible subordinated notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). The Company is a guarantor of this debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full of its current debt obligations could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. Any such events could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger

                         PLD CAPITAL ASSET (U.S.) INC.

Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company.

     While agreements have been reached with substantially all of the holders of the Senior Notes and Convertible Notes and with other parties involving PLD's obligations to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the other parties would not demand payment in full of PLD's current debt obligations to them.

     (b) Purchase Commitments

     As of March 31, 1999, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $2,051,000.

(4)  RESTRICTED CASH

     Pursuant to the terms of PLD's $149.5 million private placement completed on June 12, 1996, $1.9 million was in the Company's escrow account on March 31, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on PLD's Senior Notes.

(5)  COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to net income reported on the condensed statement of operations.

(6)  ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements for the three months ended March 31, 1999.

(7)  SUBSEQUENT EVENT

     Pursuant to an amendment to a supply contract with Siemens, which was originally entered into in August 1997, the Company has restructured the amount outstanding as of June 30, 1999 of $1.1 million, whereby $0.7 million has been deferred for payment during the period June 30, 2000 to December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the operations of the Company and its affiliates, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in Russia, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the Report. Furthermore, this document constitutes a Year 2000 Readiness Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

BASIS OF PRESENTATION

     EBITDA is used as a measure of operating performance and is defined as earnings (or loss) from continuing operations before income taxes and minority interest plus net interest (interest expense less interest and other income) plus depreciation and amortization. It is presented as supplemental disclosure because it assists in understanding the Company's operating results. EBITDA, however, may not be comparable to similarly titled measures of other companies and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported EBITDA of $0.22 million and net income of $0.15 million on revenues of $0.22 million for the three months ended March 31, 1999, compared to EBITDA of $0.21 million and net income of $0.20 million on revenues of $0.21 million reported in the first quarter of 1998. In the quarter ended March 31, 1999, cash generated from operations totaled $1.34 million and cash used in investing activities totaled $1.34 million, compared to the first quarter of 1998 when no funds were generated from operations or used in investing activities.

     Revenues. Revenues increased marginally from $0.21 million in the first quarter of 1998 to $0.22 million in the first quarter of 1999.

     General and administrative expenses. No general and administrative expenses were incurred in the first quarters of 1999 and 1998.

     Income taxes. The income tax charge for the three months ended March 31, 1999 was $0.08 million compared with $0.01 million in 1998. The provision for income taxes in 1999 represents U.S. federal, state and local taxes. In the quarter ended March 31, 1998 the provision for income taxes represented Cypriot income taxes payable by PLDAL.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, a total of $1.34 million in cash was generated from operations (1998 - nil) and $1.34 million was used in net investing activities (1998 - nil).

     Cash generated from operations related primarily to payments received from PeterStar pursuant to five outstanding installment sales contracts. In turn, these receipts were deposited into the Company's escrow account at March 31, 1999 which increased to $1.87 million from $0.53 million at the end of 1998.

     As of March 31, 1999, the Company reported working capital of $2.24 million compared to working capital of $3.58 million at the end of 1998. At March 31, 1999, the Company had total assets of $14.88 million ($14.93 million as of December 31, 1998) consisting of current assets of $9.06 million, escrow funds of $1.87 million and long-term installment sales contracts due from related parties of $3.95 million.

     Shareholder's equity of $8.06 million as of March 31, 1999 compared with $7.92 million as of December 31, 1998, and consisted of $6.64 million in common stock and additional paid-in capital plus retained earnings of $1.42 million.

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

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result of the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19--). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

     PLD has conducted, and has caused each of its operating subsidiaries to conduct a survey of the equipment and software used by them.

     The PLD operating businesses supply telecommunications services. To the very limited extent that they maintain actual inventory for sale (e.g., cellular telephone equipment sold to subscribers for its cellular telephony services), they do not manufacture such inventory themselves but resell goods supplied by recognized manufacturers of such goods.

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

     As of June 30, 1999 PLD has expended approximately $1.9 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.

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

     Accordingly, there is a significant risk that the operating businesses may experience disruptions in their operations as a result of their C.I.S. interconnect partners not being able to complete calls or pass traffic to them. While the operating businesses are unable to predict the extent or duration of such disruptions, the possibility exists that they could be extensive, and also take considerable time, perhaps even months, to correct.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       None

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLD CAPITAL ASSET (U.S.) INC.

Date: August 30, 1999                     By:    /s/ CLAYTON A. WAITE
                                          --------------------------------------
                                                     Clayton A. Waite
                                                  Director and Principal
                                                    Accounting Officer