Form 10-Q
period 1999-06-30
PLD CAPITAL ASSET US INC
filed 1999-08-30
CIK 1094037

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of June 30, 1999
        (Unaudited) and December 31, 1998...................    6
       Condensed Statements of Operations (Unaudited) for
        the three and six months ended June 30, 1999 and
        1998................................................    7
       Condensed Statements of Cash Flows (Unaudited) for
        the six months ended June 30, 1999 and 1998.........    8
       Notes to Condensed Financial Statements (Unaudited)
        for the three and six months ended June 30, 1999....    9

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   16

  Item 6. Exhibits and Reports on Form 8-K..................   16

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PLD CAPITAL ASSET (U.S.) INC.

                            CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       390           228
     Assets held for resale.................................     4,994         3,949
     Due from related parties -- installment sales
      contracts.............................................     5,111         6,408
                                                               -------       -------
          Total current assets..............................    10,505        10,595
  Escrow funds..............................................     2,218           528
  Due from related parties -- installment sales contracts...     3,513         3,806
                                                               -------       -------
          Total assets......................................   $16,236       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............       917         1,977
     Due to related parties.................................     6,015         5,035
     Current portion of long-term debt......................       355            --
                                                               -------       -------
          Total current liabilities.........................     7,287         7,012
  Long-term debt............................................       741            --
  Shareholder's equity:
     Capital stock:
  Additional paid-in capital................................     6,641         6,641
  Retained earnings.........................................     1,567         1,276
                                                               -------       -------
          Total shareholder's equity........................     8,208         7,917
                                                               -------       -------
          Total liabilities and shareholder's equity........   $16,236       $14,929
                                                               =======       =======

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenues:
  Interest income...........................................  $193     $132     $416     $342
Operating expenses:
  General and administrative................................    --       --       --       --
                                                              ----     ----     ----     ----
Operating income............................................   193      132      416      342
Interest expense............................................   (41)      --      (41)      --
Foreign exchange gain.......................................    73       --       73       --
                                                              ----     ----     ----     ----
Income before taxes.........................................   225      132      448      342
Income taxes................................................    79        5      157       14
                                                              ----     ----     ----     ----
Net income..................................................  $146     $127     $291     $328
                                                              ====     ====     ====     ====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999      1998
                                                              -------    -----
Cash flows from operating activities:
     Net income.............................................  $   291    $ 328
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
          Increase in supplier prepayments..................      (89)      --
          Increase in assets held for resale................     (149)      --
          Change in due from or due to related parties,
           net..............................................    1,736     (328)
          Increase in accounts payable and accrued
           liabilities......................................      (99)      --
                                                              -------    -----
            Net cash provided by operating activities.......    1,690       --
Cash flows from investing activities:
       Escrow...............................................   (1,690)      --
                                                              -------    -----
            Net cash used in investing activities...........   (1,690)      --
                                                              -------    -----
Increase /(decrease) in cash and cash equivalents...........       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
                                                              =======    =====
Supplemental disclosures:
Non-cash investing and financing activities:
  Purchase of equipment with advances from PLD Telekom Inc.
     and suppliers..........................................  $   895    $  --
                                                              =======    =====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

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

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     PLDCA was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three and six months ended June 30, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and PLD is in the process of liquidating PLDAL.

     Ultimate recoverability of the Company's investments is dependent upon each of PLD's subsidiaries and affiliates with which it has entered into installment sales contracts, achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability of these companies to maintain their telecommunications licenses and their ability to obtain adequate financing to meet capital commitments.

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

  (b) Purchase Commitments

     As of June 30, 1999, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $704,000.

  (c) Deferral of Payments to Supplier

     Pursuant to an amendment to a supply contract with Siemens, which was originally entered into in August 1997, the Company has restructured the amount outstanding as of June 30, 1999 of $1.1 million, whereby $0.7 million has been deferred for payment during the period June 30, 2000 to December 31, 2003.

(4) RESTRICTED CASH

     Pursuant to the terms of PLD's $149.5 million private placement completed on June 12, 1996, $2.2 million was in the Company's escrow account on June 30, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on PLD's Senior Notes.

(5) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive income was equal to net income reported on the condensed statement of operations.

(6) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements for the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1998

     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported EBITDA of $0.27 million and net income of $0.15 million on revenues of $0.19 million for the three months ended June 30, 1999, compared to EBITDA and net income of $0.13 million on revenues of $0.13 million reported in the second quarter of 1998. For the six months ended June 30, 1999, the Company reported EBITDA of $0.49 million and net income of $0.29 million on operating revenues of $0.42 million compared to EBITDA of $0.34 million and net income of $0.33 million on operating revenues of $0.34 million a year earlier. In the six months ended June 30, 1999, cash generated from operations totaled $1.69 million and cash used in investing activities totaled $1.69 million, compared to the first half of 1998 when no funds were generated from operations or used in investing activities.

     Revenues. Revenues increased from $0.13 million in the second quarter of 1998 to $0.19 million in the second quarter of 1999. For the six months ended June 30, 1999, revenues increased to $0.42 million from $0.34 million reported in the first half of 1998.

     General and administrative expenses. No general and administrative expenses were incurred in the six months ended June 30, 1999 and 1998.

     Income taxes. The income tax charge for the three months ended June 30, 1999 was $0.08 million compared with $0.01 million in 1998. In the six months ended June 30, 1999, the income tax provision of $0.16 million compared to $0.01 million a year earlier. The provision for income taxes in the first half of 1999 represents U.S. federal, state and local taxes. In the first half of 1998 the provision for income taxes represented Cypriot income taxes payable by PLDAL.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, a total of $1.69 million in cash was generated from operations (1998 - nil) and $1.69 million was used in net investing activities (1998 - nil).

     Cash generated from operations and funds used in investing activities related primarily to payments received from PeterStar pursuant to five outstanding installment sales contracts and deposited into escrow. Funds held in the Company's escrow account at June 30, 1999 increased to $2.22 million from $0.53 million at the end of 1998.

     As of June 30, 1999, the Company reported working capital of $3.22 million compared to working capital of $3.58 million at the end of 1998. At June 30, 1999, the Company had consolidated total assets of $16.24 million ($14.93 million as of December 31, 1998) consisting of current assets of $10.51 million, escrow funds of $2.22 million and long-term installment sales contracts due from related parties of $3.51 million.

     Shareholder's equity of $8.21 million, as of June 30, 1999, compared with $7.92 million as of December 31, 1998, and consisted of $6.64 million in common stock and additional paid-in capital plus retained earnings of $1.57 million.

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

     As of June 30, 1999, PLD has expended approximately $1.9 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.

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